Form 10KSB
period 1996-06-30
LIFE RESOURCES INC
filed 1997-05-23
CIK 59399

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended June 30, 1996

                                    OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
          REQUIRED)

                       Commission file number 0-7655

                       LIFE RESOURCES, INCORPORATED
          (Exact name of registrant as specified in its charter)

          Oregon                                    93-0475404
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

101 East Redlands Boulevard, Suite 206
Redlands, California                                     92373
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code  (909) 793-3000

Securities registered pursuant to section 13(b) of the Act:

                                             Name of each exchange
          Title of each class                on which registered

               None                                None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.
                          Yes          No   X


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   ( )

     Registrant has 5,292,095 shares of Common Stock outstanding as of June 30, 1996. Registrant is unaware of any brokerage firm making a market in its common stock during the past five years.

                                  Part I


Item 1.  Description of Business

Life Resources Incorporated (the "Registrant") was formed in April 1970 through the merger of Fidelity Capital Corporation, a California corporation incorporated in March 1970, and Trailerdyne, Inc., an Oregon corporation incorporated in June 1959. Assets consisted of real estate holdings in San Bernardino County, California.

In 1970, Registrant acquired Sam Andy Foods, Inc., which was engaged in packaging and sales of dehydrated foods, and later changed the name to United Commodities International, a wholly-owned subsidiary. In 1971, Registrant acquired 81% of the outstanding shares of Ski Park City West, Inc., a Utah corporation, which owned and operated a ski resort in Park City, Utah, and had several real estate holdings. Registrant disposed of all of its interest in the stock and the ski resort operation in December 1972.

In 1973, Registrant purchased the assets of the preformed tumbling media division of Norton Industries, located in Massachusetts, and all of the stock of Fortune Industries, a Michigan corporation that manufactured preformed tumbling media abrasive products, and combined the two operations into LRI Industries, a wholly-owned subsidiary.

In October 1976, Registrant sold all of the assets of United
Commodities International.

Between 1976 and 1981, Registrant sold all of its remaining real estate holdings.

In June 1983, Registrant sold all of the assets, properties, and business of LRI Industries for cash and notes. On June 30, 1994, the balance of the Note Receivable was $253,600, before deduction of unamortized discount. On November 28, 1994 Registrant accepted a reduced payment of $95,000 to settle the note.

During fiscal 1996, 1995, and 1994, Registrant had no ongoing operating business. Operations consist of payment of its liabilities.

At a meeting held on May 20, 1993, the Board of Directors agreed to acquire two parcels of real property ("Parcel 1" and "Parcel 2") located in Loma Linda, California, at the corner of Barton Road and New Jersey (collectively, the Property) from J.
Robert West and Donna H. West, husband and wife.

On June 16, 1993, the Registrant acquired real property located in Loma Linda, California, the Property from J. Robert West and Donna H. West. In exchange for the Property, the Company issued to J. Robert West and Donna H. West 100,000,000 shares of common stock, valued at $.01 per share. After the transfer, J. Robert West owned 103,568,298 shares, which represented a 94.5 percent ownership interest in the Company's voting securities. At the date of transfer, Registrant recorded the Property at J. Robert West's historical cost basis of $1,855,029. At June 30, 1996 and 1995, the property was subject to outstanding obligations of $1,035,269 and $1,115,329, respectively, including an obligation of $372,000 owed to a company wholly owned by J. Robert West.


The Company plans to continue to develop the project on Parcel 1 of the Property by completing the mechanical and engineering plans and obtaining permits from the City of Loma Linda. Funds to complete this development and service the debt will be sought from outside sources. J. Robert West, a director of the Company, intends to continue to loan needed funds until additional sources are obtained. Additional sources are expected to be derived from possible partnerships, joint ventures, equity funding to the Company, and/or financial institutions. Parcel 2 will be held for later development. However, both parcels may be sold if appropriate offers are received. A sale or joint venture arrangement would be entertained either now or after completion of the projects. This would be subject to market conditions and terms.

In October 1994 the Board of Directors authorized, and the Company effected, an issuance of 21,093,679 shares of Common Stock to certain individuals (who later became Board members) who will be important to the future success of the Company. This issuance of stock represented 19.3 percent of the Company. Since the equity book value of the Company was negative, and since the Company has no ongoing operations, the compensatory value of the stock was deemed to have no value. Consequently, no amounts were booked to reflect the issuance of these shares.

In February 1995 the Company issued a private placement of 1,200,000 shares of Common Stock to a private investor. The issuance was made for $120,000 and represented 0.9 percent of the Company. The price paid for the stock was not representative of any then measurable value of the Company. The issuance was made pursuant to Regulation D, which is exempt from registration based on Section 4(2) of the Federal Securities Act of 1933.

On March 1, 1996 the registrant purchased certain assets and liabilities of J. Robert West M.D., Inc. dba Awest Dermatology and Surgery Medical Group ("Awest"). This event was reported as executed by the registrant in a Form 8-K filing dated March 1, 1996.

This transaction was not executed and, as such, both parties have agreed to postpone this transaction to a future date. It is the intent of the parties to reconsider the transaction in the future.

Both parties, including the registrant, have agreed to continue ongoing, separate operations until such time that final arrangements for the transaction can be resolved.

Item 2.  Description of Property

The corporate office of Registrant is located at 101 East
Redlands Boulevard, Suite 206, Redlands, California 92373. The office is furnished by the Chairman of the Board at no cost to the Company. Registrant believes that the facility is well maintained and adequate for present operations.

In May of 1993, J. Robert West offered the Property to the
Company. The terms for the Company's acquisition of the Property from J. Robert West were as follows:

1. The total purchase price for the Property was $2,722,000 (the "Purchase Price") and was based on the appraisal of R.B. Broadbelt, M.A.I., dated January 15, 1993. The appraiser was retained by J. Robert West and not by the Board of Directors and is addressed to J. Robert West and not to the Company, its board, or stockholders. The board received no separate independent appraisal. The appraiser was paid $7,500 by J. Robert West. According to the Appraisal, Parcel 1 was valued at $1,292,000 and Parcel 2 was valued at $1,430,000 as of November 24, 1992, for a combined fair market value of $2,722,000.

2.   The Purchase Price was payable as follows:

     a. Company issued to J. Robert West and Donna H. West a total of 100,000,000 shares (4,000,000 post-split shares) of its common stock valued at $.01 per share for a total value of $1,000,000. Several factors were considered by the Board of Directors in establishing the value of the shares, including, but not limited to, the fact that the shares to be issued would transfer control to J. Robert West. As a practical matter, however, J. Robert West already exerted substantial control over the Company's operations given his 37.4% interest as the largest stockholder. The Board of Directors also determined that the value of the shares offered to J. Robert West in return for the Property was fair given the fact that the book value of the shares was less than $.01 per share and the appraised value of the Property, less liabilities, was $1,000,000. Furthermore, the Board of Directors determined that the acquisition was in the best interests of the Company because it provided a substantial contribution of a capital asset to the Company and business opportunities for the Company in the development and operation of the Property.

          J. Robert West has been the sole supplier of funds required from outside the Company. Such funds have been loaned to the Company. The value of $.01 per share was established by the Board of Directors, J. Robert West abstaining, as the maximum then fair market value of the Company's shares based on the following:
          (i) the above-mentioned facts, (ii) the shares had a book value of less than $.01 per share, and (iii) there has been no active market or market price for the sale of the stock.

     b. The Company assumed existing mortgage liabilities encumbering the Property totaling approximately $1,722,000 (the balance of the Purchase Price). The existing liabilities against the Property consisted of three loans collateralized by Parcel 1 and two loans collateralized by Parcel 2. The mortgage liability balances at June 30, 1996 are as follows:

               Description                                 Loan Amount

          (1)  Note payable to bank, collateral-
               ized by Parcel 1, interest and
               principal due monthly at a variable
               rate of 2.5% above the bank's prime
               lending rate (an effective rate of
               10.75% at June 30, 1996).  The note
               was due May 5, 1996.  In September,
               1996, the registrant refinanced with
               the bank, interest and principal due
               monthly at a variable rate of 2.5%
               above the bank's prime lending rate,
               with a final payment due in November,
               1998.                                          279,846

          (2)  Note payable to bank, collateral-
               ized by Parcel 2, interest and
               principal due monthly at a variable
               rate of 2.5% above the bank's prime
               lending rate (an effective rate of
               10.75% at June 30, 1996).  The note
               was due on May 5, 1996.  In September,
               1996, the registrant refinanced with
               the bank, interest and principal due
               monthly at a variable rate of 2.5%
               above the bank's prime lending rate,
               with a final payment due in
               November, 1998.                                308,423

          (3)  Note payable to an individual,
               collateralized by Parcel 1,
               interest only due monthly at 11%
               per annum, due on demand or June 30,
               1998.                                           75,000

          (4)  Subordinated note payable to a
               director and controlling shareholder,
               collateralized by Parcel 1, interest
               (7% per annum) and principal payable
               on June 14, 1998.                              372,000

               Total                                       $1,035,269

     Loan (4) was originally a loan from J. Robert West, M.D.,
     Inc. to J. Robert West. These loans were collateralized by trust deeds on the Property. The
     Company assumed all obligations on the Property.

     Offsite improvements as required by the City of Loma Linda were completed for the two parcels prior to acquisition by the Company, including water and sewer lines, street improvements, curb and gutter, fire hydrants, sidewalks, and storm drains. Perimeter block and retaining walls required for the project were also completed. A precise plan of design for a medical office building and parking lot for Parcel 1 were completed and approved by the City of Loma Linda. Mechanical and working drawings were in progress and were submitted to the City for approval. During the Fiscal year ended June 30, 1996, no development took place. The Company would entertain a sale of the project either now or after completion and/or consider joint venture arrangements. The decision has not been made as to whether the Company would manage the project or engage a management company after completion. Market conditions will impact the progress of the project. It is anticipated that funds for the project will come from outside financing and a director of the Company. The Company has no business operations other than those related to the Property.

     Should the Property be sold, proceeds received from such liquidation of the Property will be used for working capital, reduction of debt, mergers or acquisitions, or any other purposes that the Board of Directors believes to be in the best interests of the Company. It is not possible at this time to determine the approximate amount of net proceeds to be devoted to each purpose.

     On June 30, 1995 the combined fair market value of the properties was ascertained to be $1,635,029. The land was written down to its fair market value as of that date.

     On June 30, 1996 the combined fair market value of the properties was ascertained to be $1,065,000. The land was written down to its fair market value as of that date. The write down of the land to fair market value does not include any costs of disposal as the Company is still considering development of the property.


Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

                                  Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

Registrant is unaware of any brokerage firm making a market in its common stock during the past five years. The Company does not have any stock option, stock purchase, or any other compensation or incentive plan now in effect or in effect within the last ten years.

Following is the approximate number of holders of record of each class of equity securities of Registrant as of June 30, 1996, determined from Registrant's records of stock transfers.

                                             Number of Record
          Title of Class                          Holders

     Common stock, $.01 par value                 1,200

Item 6.   Management's Discussion and Analysis or Plan of Operation

In 1996, interest expense was relatively consistent with 1995.

In 1996, general and administrative expenses increased from 1995 primarily due to consulting and legal fees associated with potential acquisitions of physician groups.

In 1995, the Company incurred a $100,899 loss on the early settlement of a note receivable. In 1996 and 1995, the Company incurred losses of approximately $570,000 and $220,000, respectively, on the write down of the land to its fair market value.

The net loss in 1996 increased by approximately 45% from the prior year due primarily to the 1996 loss on the write down of the land to its fair market value.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

On June 30, 1996 and June 30, 1995, Registrant's liabilities exceeded its assets by $1,358,388 and $482,474, respectively.
There were no capital expenditures during fiscal 1996.

The primary asset of the Company consists of the land held for development or sale of $1,065,000 which will generate no positive cash flow. The current and liquid assets of the Company consist of cash of $118.

The primary liabilities of the Company consist of the loans from Citizens Business Bank, Billy W. Simmons Family Trust dated 1990, and J. Robert West, M.D., Inc. which total $2,120,093. Current liabilities consist of accounts payable, accrued liabilities and interest, and the current portion of long-term debt, which total $209,996.

A director of the Company, J. Robert West, has been making loans to the Company to fund Company activities. The Director is not obligated to continue making these loans, although it is anticipated that he will continue making these loans to the Company. The loans are established under twelve-month term notes with the accrued interest being added to principal at each twelve-month renewal date.

Since the Registrant has had no ongoing business for the three most recent fiscal years, there has been no impact of inflation and changing prices on Registrant's income from continuing operations.

The liquidity of the Registrant depends upon its ability to continue to borrow funds from a director.

The Company's primary cash requirements for the twelve-month period beginning July 1, 1996 and ending June 30, 1997 are to service the debt owed to Citizens Business Bank and the Billy Simmons Family Trust dated 1990. The cash requirement for these debts, including principal and interest, is $200,430 for the twelve months ending June 30, 1997.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Additional sources of funds are expected to be derived from possible partnerships, joint ventures, equity funding to the Company and financial institutions.

The business plan of Registrant is discussed in Item 1.,Business.

Item 7.    Financial Statements


                      INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE

Report of Independent Accountants                               13-14

Consolidated Balance Sheet, June 30, 1996.                         15

Consolidated Statements of Operations for the Years
     Ended June 30, 1996 and 1995.                                 16

Consolidated Statements of Shareholders' (Deficit)
     Equity for the Years Ended June 30, 1996 and
     1995.                                                         17

Consolidated Statements of Cash Flows for the Years
     Ended June 30, 1996 and 1995.                              18-19

Notes to Consolidated Financial Statements                      20-26

Report of Independent Accountants on Financial
     Statement Schedule                                            27

Financial Statement Schedule - Schedule III                        28

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Life Resources Incorporated

We have audited the accompanying consolidated balance sheet of Life Resources Incorporated and subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Resources Incorporated and its subsidiaries as of June 30, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's cash flows, which are dependent upon the continued financial support of a director of the Company, and its accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
Los Angeles, California
September 27, 1996, except for Note 1,
as to which the date is December 12, 1996.

                        LIFE RESOURCES INCORPORATED

                        CONSOLIDATED BALANCE SHEET
                              June 30, 1996

                                  ASSETS:
Current:
     Cash                                                      $       118
     Loan cost                                                         400
                                                               ___________
     Total current assets                                              518

Land held for development or sale                                1,065,000
                                                               ___________
     Total assets                                              $ 1,065,518
                                                               ===========

                               LIABILITIES:
Current:
     Accounts payable and
        accrued liabilities                                    $    71,896
     Accrued interest                                                9,231
     Current portion of long-term debt                             128,869
                                                               ___________
          Total current liabilities                                209,996


Accrued interest, shareholder                                      222,686
Long-term debt                                                     534,400
Long-term debt, shareholder                                      1,456,824
                                                               ___________
          Total liabilities                                      2,423,906

                          SHAREHOLDERS' DEFICIT:

Common stock, $.01 par value, 200,000,000
     authorized; 5,292,095 shares issued
     and outstanding                                                52,921
Additional paid-in capital                                       4,180,865
Deficit                                                         (5,592,174)
                                                               ____________
          Total shareholders'
             deficit                                            (1,358,388)
                                                               ____________
          Total liabilities and
             shareholders'
             deficit                                           $ 1,065,518
                                                               ===========

The accompanying notes are an integral part of these consolidated financial statements.


                        LIFE RESOURCES INCORPORATED

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Years Ended
                                                            June 30,
                                                      1996           1995
Revenues:
   Interest income                                     $      0       $  7,704
                                                      _________      ___________

Expenses:
   General and administrative                           130,515        108,170
   Interest                                              78,874         97,445
   Interest, shareholder                                 95,696         86,507
   Loss on settlement of
       notes receivable                                                100,899
   Loss on write down of land
       to fair market value                             570,029        220,000
                                                      _________      _________
                                                        875,114        613,021
                                                      _________      __________
   Loss before income
   taxes                                               (875,114)      (605,317)

Income taxes:
   State                                                    800            800
                                                      _________      __________

     Net loss                                         ($875,914)     ($606,117)
                                                      ==========     ==========
Loss per common share:

     Net loss                                         ($    .17)     ($    .12)
                                                      ==========     ==========




The accompanying notes are an integral part of these consolidated financial statements.



                                    LIFE RESOURCES INCORPORATED

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS'(DEFICIT) EQUITY
                             For The Years Ended June 30, 1996 and 1995

                                                                   Additional                    Shareholders'
                                     Number of                     Paid-In                        (Deficit)
                                     Shares           Amount       Capital       Deficit            Equity

   Balance, June 30, 1994            109,541,815      1,095,418     3,018,368     (4,110,143)          3,643

Shares issued to
 individuals, October 1994            21,093,679        210,937      (210,937)

Private Placement,
 February 1995                         1,200,000         12,000       108,000                        120,000

Reverse stock split 25:1            (126,543,399)    (1,265,434)    1,265,434
   (See Note 6)

Net loss                                                                            (606,117)       (606,117)
                                    ____________     __________    __________    ____________    ____________

   Balance, June 30, 1995              5,292,095         52,921     4,180,865     (4,716,260)       (482,474)

Net loss                                                                            (875,914)       (875,914)
                                    ____________     __________    __________    ____________    ____________

   Balance, June 30, 1996              5,292,095        $52,921    $4,180,865    ($5,592,174)    ($1,358,388)
                                    =============    ==========    ==========    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.



                        LIFE RESOURCES INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For The Years Ended June 30,
                                                      1996          1995
Cash flows from operating activities:
  Net loss                                            ($875,914)    ($606,117)
  Adjustments to reconcile net loss
    for items currently not
    affecting operating cash flows:
  Amortization of loan costs                              5,050         5,050
  Loss on settlement of
    note receivable                                                   100,899
  Loss on write down of land                            570,029       220,000
  Changes in operating assets
    and liabilities:
  Interest receivable                                                   7,488
  Accounts payable and accrued
    liabilities                                          47,457        14,718
  Accrued interest                                      100,037        86,799
                                                      __________     _________
    Net cash used for operating
      activities                                       (153,341)     (171,163)
                                                      __________     _________
Cash flows from investing activities:
  Note receivable collections                                          95,000
                                                      __________     _________
    Net cash provided by
      investing activities                                             95,000
                                                      __________     _________
Cash flows from financing activities:
  Principal payments on
    long-term debt                                      (80,060)     (187,910)
  Proceeds from issuance of
    long-term debt, shareholder                         264,150       265,000
  Principal payments on long-
    term debt, shareholder                              (77,113)      (75,000)
  Proceeds from issuance of
    common stock                                                      120,000
                                                      ___________    _________
        Net cash provided by
           financing activities                         106,977       122,090
                                                      __________     _________

   Net (decrease) increase in cash                      (46,364)       45,927

Cash at beginning of year                                46,482           555
                                                      _________      _________

Cash at end of year                                    $    118      $ 46,482
                                                      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.



                        LIFE RESOURCES INCORPORATED

             CONSOLIDATED STATEMENTS OF CASH FLOWS,  Continued


Supplemental disclosure of cash
   flow information:                            For The Years Ended June 30,
                                                      1996          1995
Cash paid during the year for:
   Interest                                            $74,533      $135,040
   Taxes                                                   800           800




The accompanying notes are an integral part of these consolidated financial statements.


                        LIFE RESOURCES INCORPORATED

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary Of Significant Accounting Policies:

     Principles Of Consolidation:

     The consolidated financial statements include the accounts of Life Resources Incorporated (the "Company") and its wholly-owned subsidiaries, LRI Industries and United Commodities International. All significant intercompany accounts and transactions have been eliminated.

     Business Operations:

     The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

     The Company has few remaining assets and liabilities as of June 30, 1996, and has no continuing revenue-producing activities. In addition, at June 30, 1996, the Company has a substantial accumulated deficit. Also, the Company has received substantial financial assistance from a director and controlling shareholder, the continuation of which cannot be assured. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

     Reclassification:

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

     Loan Cost:

     The cost incurred in conjunction with the notes payable to the bank have been capitalized and are being amortized over the life of the debt using the straight-line method. The straight-line method approximates the interest method.

     Management's Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                        LIFE RESOURCES INCORPORATED

1.   Summary Of Significant Accounting Policies, Continued

     Management's Estimates:  Continued

     amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. While management believes that these estimates are adequate as of June 30, 1996 and 1995, it is reasonably possible that actual results could differ from those estimates.

     Management's Plans:

     As discussed in Note 4, the Company acquired real property (the "Property"), consisting of two parcels, in Loma Linda, California during 1993. The Company plans to develop Parcel 1 by completing the mechanical and engineering plans and obtaining permits from the City of Loma Linda. Funds to complete this development and service the debt will be sought from outside sources. Moreover, it is anticipated that J. Robert West, a director and controlling shareholder of the Company, would continue to loan needed funds until additional sources are obtained. However, Dr. West has no formal agreement with the Company to do so. Additional sources are expected to be derived from possible partnerships, joint ventures, equity funding to the Company and/or financial institutions, although there is no assurance that such sources will materialize. Parcel 2 will be held for later development. However, both parcels may be sold if appropriate offers are received. Should the project be sold, proceeds received from such a sale would be used for working capital, reduction of debt, mergers or acquisitions, or any other purposes that the Board of Directors believes to be in the best interests of the Company.

     The Company has no business operations other than those related to the Property.

     On March 1, 1996 the registrant purchased certain assets and liabilities of J. Robert West M.D., Inc. d.b.a. Awest
     Dermatology and Surgery Medical Group ("Awest"). This event was reported as executed by the registrant in a Form 8-K filing dated March 1, 1996.

                            LIFE RESOURCES INCORPORATED

1.   Summary Of Significant Accounting Policies, Continued

     Management's Plans: Continued

     This transaction was not executed and, as such, both parties have agreed to postpone this transaction to a future date.
     It is the intent of the parties to reconsider the transaction in the future.

     Both parties, including the registrant, have agreed to continue ongoing, separate operations until such time that final arrangements for the transaction can be resolved.

     Income Taxes:

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established. when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Future Accounting Requirements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")
     No. 121, which establishes standards to account for the impairment of long-lived assets.

     Required adoption of SFAS No. 121 is for fiscal years beginning after December 15, 1995. As a result, the Company has not elected early application of the provisions of this statement. The Company believes that SFAS No. 121, when adopted, will not have a material effect on its financial position.

                        LIFE RESOURCES INCORPORATED

2.   Loss on Settlement of Notes Receivable:

     At June 30, 1994 the Company had notes receivable which resulted from the sale of assets, properties and business of LRI Industries to a nonaffiliated company in June 1983. The purchaser assumed outstanding debt of the business, agreed to pay $40,000 cash, and issued the Company two notes totaling $360,000. On November 28, 1994, LRI settled the remaining amounts due under the notes for $95,000, resulting in a recognized loss on settlement of notes receivable of $100,899.

3.   Long-Term Debt:

     Long-term debt consists of the following at June 30, 1996:

     Note payable to bank, collateralized by Parcel 1,
     interest and principal due monthly at a variable
     rate of 2.5% above the bank's prime lending rate
     (an effective rate of 10.75% at June 30, 1996).
     The note was due May 5, 1996.  In September,
     1996, the registrant refinanced with
     the bank, interest and principal due
     monthly at a variable rate of 2.5% above
     the bank's prime lending rate, with a
     final payment due in November, 1998.                         $279,846

     Note payable to bank, collateralized
     by Parcel 2, interest and principal
     due monthly at a variable rate of
     2.5% above the bank's prime lending
     rate (an effective rate of 10.75% at
     June 30, 1996).  The note was due
     May 5, 1996.  In September, 1996, the
     registrant refinanced with the bank,
     interest and principal due monthly
     at a variable rate of 2.5% above the
     bank s prime lending rate, with a
     final payment due in November, 1998.                          308,423

     Note payable to an individual, col-
     lateralized by Parcel 1 (Note 4),
     interest only due monthly at 11% per
     annum, due on demand or June 30, 1998.                         75,000

                        LIFE RESOURCES INCORPORATED

3.   Long-Term Debt, Continued:

     Subordinated note payable to a di-
     rector and controlling shareholder,
     collateralized by Parcel 1 (Note 4),
     interest (7% per annum) and principal
     payable on June 14, 1998.                                     372,000

     Unsecured note payable to a director
     and controlling shareholder, interest
     (7% per annum) and principal payable
     on June 30, 1998.                                             987,924

     Unsecured note payable to a director
     and controlling shareholder, interest
     (9% per annum) and principal
     due and payable on June 30, 1998.                              96,900
                                                                ___________

                                                                 2,120,093

     Less, current portion                                        (128,869)
                                                                ___________

                                                                $1,991,224
                                                                ==========

Maturities of long-term debt at June 30, 1996 are as follows:

  Fiscal Year Ending June 30,
            1997                      128,869
            1998                    1,514,592
            1999                      476,632
                                   __________
                                   $2,120,093
                                   ==========

4.   Related Party Transactions:

     On June 16, 1993, the Company acquired real property located in Loma Linda, California, from a director and controlling shareholder. In exchange for the property, the Company issued to the director 4,000,000 shares (100,000,000 pre-split shares) of the Company's common stock. After the transfer, the director owned 4,142,772 shares (103,569,298 pre-split shares) for a 94.5 percent ownership interest in the Company's voting securities. At the date of transfer, the Company recorded the property at the director's historical cost basis of $1,855,029.

     On June 30, 1995 the combined fair market value of the properties was ascertained to be $1,635,029. The land was written down to its fair market value as of that date.

                             LIFE RESOURCES INCORPORATED

4.    Related Party Transactions: Continued


     In September, 1996, the combined fair market value of the properties was ascertained to be $1,065,000. The land was written down to its fair market value as of that date. The write down of the land does not include any costs of disposal as the Company is still considering development of the property.

5.   Income Taxes:

     Deferred taxes consist of the
     following at June 30, 1996:
       Deferred tax asset:
         Net operating loss                                        523,130
         Valuation allowance                                      (523,130)
                                                                 __________
          Net deferred taxes                                     $       -
                                                                 ==========

     The difference between the federal statutory tax rate of 34% and the Company's effective rate of 0% is the result of incurring net operating losses without current tax benefit for all years presented.

     Net operating loss carryforwards for federal and state income tax purposes at June 30, 1996 were approximately
     $1,439,000 and $366,000, respectively. These carryforwards expire beginning in 1997.

     The Company experienced an ownership change as defined in Internal Revenue Code ("IRC") Section 382. Therefore, the utilization of net operating loss carryforwards may be limited, subject to the provisions of IRC Section 382.

6.   Common Stock:

     On June 30, 1995, the Company's Board of Directors approved a twenty five-for-one reverse stock split of the Company's common stock. A total of 126,543,399 shares of common stock were retired in connection with the reverse stock split.
     The stated par value of each share was not changed from $.01. A total of $1,265,434 was reclassified from the Company's common stock account to the Company's additional paid-in capital account. The detail of the reverse stock split is shown in the Consolidated Statements of Shareholders' (Deficit) Equity. All share and per share amounts in the consolidated financial statements have been restated to retroactively reflect the reverse stock split.

                          LIFE RESOURCES INCORPORATED

6.    Common Stock: (Continued)


     In October 1994 the Board of Directors authorized, and the Company effected, an issuance of 843,747 shares (21,093,679 pre-split shares) of Common Stock to certain individuals (who later became Board members) who will be important to the future success of the Company. This issuance of stock represented 16.1 percent ownership of the Company. Since the equity book value of the Company was negative, and since the Company has no ongoing operations, the compensatory value of the stock was deemed to have no value. Consequently, no amounts were booked to reflect the issuance of these shares.

     In February 1995 the Company issued a private placement of 48,000 shares (1,200,000 pre-split shares) of Common Stock to a private investor. The issuance was made for $120,000 and represented 0.9 ownership percent of the Company. The price paid for the stock was not representative of any then measurable value of the Company. The issuance was made pursuant to Regulation D, which is exempt from registration based on Section 4(2) of the Federal Securities Act of 1933.

     Loss per share of common stock is based on the restated weighted average number of shares outstanding, which were 5,292,095 and 5,034,483 for the years ended 1996 and 1995 respectively.  There were no common stock equivalents.

7.   Fair Value Of Financial Instruments:

     The carrying amounts of the notes payable to the bank and to the individual are a reasonable estimate of their fair value. It was not practicable to estimate the fair value of the interest and notes payable to a director and controlling shareholder as the payments are not based on fixed payment terms.

8.   Commitments and Contingencies:

     At June 30, 1996, the Company is contingently liable for guarantees of indebtedness owed by a director and controlling shareholder of $108,000. The fair value of this contingent liability is material to the Company's financial statements. In the opinion of management, it is not probable that the Company will be required to satisfy this guarantee.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULE



To the Shareholders and Board of Directors of Life Resources, Inc.


Our report on the financial statements of Life Resources, Inc. is included on pages 13 and 14 of this Form 10-KSB and contains an explanatory paragraph regarding the Company s ability to continue as a going concern. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 34 of this Form 10-KSB.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
Los Angeles, California
September 27, 1996


                                          LIFE RESOURCES INCORPORATED

                                         FINANCIAL STATEMENT SCHEDULE
                                                 SCHEDULE III

                                   REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                                                Capitalized
                                                                                               Subsequent to
                                              Initial Cost                                      Acquisition

                                                                   Building
                                                                     and                                Carrying
Description                Encumbrances            Land           Improvements        Improvements        Costs
Unimproved Land            Chino Valley Bank       $1,855,029

                           Billy Simmons

                           J. Robert West


Note to Schedule III

Balance at June 30, 1994                                                              $1,855,029

                           Acquisitions                                                        0

                           Deductions                                                          0

                           Write Down of Land                                          ($220,000)
                                                                                      ___________

Balance at June 30, 1995                                                              $1,635,029

                           Acquisitions

                           Deductions

                           Write Down of Land                                          ($570,029)
                                                                                      ___________

Balance at June 30, 1996                                                              $1,065,000
                                                                                      ===========


                                         LIFE RESOURCES INCORPORATED

                                         FINANCIAL STATEMENT SCHEDULE
                                                 SCHEDULE III

                                   REAL ESTATE AND ACCUMULATED DEPRECIATION



                                            Amount at Close of Period

                                                 Building and               Accumulated    Date of        Date         Depreciation
Description       Encumbrances        Land       Improvements   Total       Depreciation   Construction   Acquired     Life
Unimproved Land   Chino Valley Bank   $1,065,000                $1,065,000                                June 16,1993

                  Billy Simmons

                  J. Robert West


Note to Schedule III

Balance at June 30, 1994

                  Acquisitions

                  Deductions

                  Write Down of Land


Balance at June 30, 1995

                  Acquisitions

                  Deductions

                  Write Down of Land


Balance at June 30, 1996


Item 8.   Changes In And Disagreements With Accountants on
                 Accounting And Financial Disclosure

     None.
                                 Part III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a)of the Exchange
          Act

A. Identification of Directors. The following information is furnished concerning each director of the Registrant:

                                                         Date On Which
                                  Other Positions         Director          The Term As
                                    And Offices          Continuously         Director
     Name                  Age    With Registrant        Served Since         Expires

     J. Robert West        67     Chairman of the
                                  Board of Directors        (1)
                                  and President          April 1970         June 1997

     Mark L. Ashlock       38     None                   May 1995           June 1997

     Tad R. Callister      50     None                   May 1995           June 1997

     C. Rick Foster        46     None                   May 1993           June 1997

     Brad Hainsworth       62     None                   May 1995           June 1997

     Milton M. Miner       37     Secretary              May 1995           June 1997

     Richard A. Pierce     49     None                   May 1995           June 1997

     (1)  J. Robert West was a director of Fidelity Capital
          Corporation, a California corporation, since its organization in January 1970. Subsequently, Fidelity
          Capital Corporation merged into Registrant.

     There are no arrangements or understandings between the current directors and any other person pursuant to which such individual was selected as a director.


Continued

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act (Continued)

B. Identification of Executive Officers - The following information is furnished concerning each executive officer of Registrant and certain other significant personnel, as of June 30, 1996:

                             Position And         Held Position      Term of
                               Offices            Continuously       Office
Name                  Age    With Registrant         Since           Expires

J. Robert West        67     Chairman of the      April 1970         June 1997
                             Board, President     May 1971           June 1997

Milton M. Miner       37     Secretary            May 1993           June 1997


C. Identification of Certain Significant Employees. There are no employees of the Registrant.

D.   Family Relationships.  Milton M. Miner is a member of J.
     Robert West's immediate family.

E. Business Experience of Directors and Officers. The following is a table indicating the business experience during the past five years of each director and executive officer and certain other significant personnel, including their principal occupations and employment during that period:

                              Principal Occupation And Employment
     Name                            During Last Five Years

     J. Robert West           Chairman of the Board and President
                              of Registrant; Dermatologist

     Mark L. Ashlock          CPA in private practice

     Tad R. Callister         Attorney in private practice

     C. Rick Foster           CPA in private practice

     Brad Hainsworth          Professor of public relations at
                              Brigham Young University

     Milton M. Miner          CPA; Controller of AWest
                              Dermatology

     Richard A. Pierce        Health care consultant in private
                              practice

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act (Continued)

     The By-Laws of Registrant and Oregon Business Corporation Act Sections 57.255 and 57.260 provide that directors and officers of the Registrant shall be indemnified for all costs incurred by or caused by them in connection with settlements or lawsuits arising from their actions as officers or directors, except for their own negligence, knowing unauthorized acts, or defalcations not ratified, confirmed or adopted or the benefit thereof received by Registrant.

F.   Involvement in Certain Legal Proceedings.

     None of the following events have occurred during the past five years as, against, or to any director or officer of Registrant.

     (1) A petition under the Bankruptcy Act or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2)  Such person was convicted in a criminal proceeding
          (excluding traffic violations and other minor offenses) or is the subject of a criminal proceeding which is presently pending;

     (3) Such person was the subject of any order, judgment, or decree of any court of competent jurisdiction permanently or temporarily enjoining him from acting as an investment adviser, underwriter, broker, or dealer in securities, or as an affiliated person, director, or employee of any investment company, bank, savings and loan association, or insurance company, or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, or was the subject of any order of a Federal or State authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity or to be associated with persons in any such activity, which order has not been reversed or suspended.

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act (Continued)

     The following person was a beneficial owner of more than ten percent of the equity securities of the Registrant at any time during the fiscal year:

          J. Robert West
          1540 Marion Road
          Redlands, CA 92374


Item 10.  Executive Compensation

     No Director or Officer of Registrant was paid direct or indirect remuneration during registrant's last fiscal year.
     It is not anticipated that any officer or director will receive any remuneration directly or indirectly for Registrant's current fiscal year.

          The Registrant does not have an annuity, pension, profit sharing, or other deferred compensation plan. Accordingly, no annuity, pension, profit sharing, or other retirement benefits have been paid or are proposed to be paid to any officer of the Registrant.

          As of June 30, 1996, Registrant did not have a Qualified or Unqualified Stock Option Plan for any officers, directors, or key employees to purchase
          Registrants' $.01 par value Common Stock.


Item 11.    Security Ownership of Certain Beneficial Owners and
            Management

A. Principal Security Holders. The following information is furnished as of June 30, 1996, as to the voting securities of the Registrant owned of record or beneficially by each person who owns of record, or is known by the Registrant to own beneficially more than 10% of its securities:

     Name and          Title of    Type of       Shares       % of
     Address           Class       Ownership     Owned        Class

     J. Robert West    Common      Record and    4,295,319    81.2%
     1540 Marion Rd.               Beneficial
     Redlands, CA

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management, Continued

B. Management - The following information is furnished as to each class of equity securities of the Registrant beneficially owned directly or indirectly by all directors and officers of the Registrant as a group on June 30, 1996:

                                    Amount
     Title of                   Beneficially                % of
       Class                        Owned                   Class

      Common                      4,980,867                 94.1%


Item 12.    Certain Relationships and Related Transactions

     Related transactions between Registrant and J. Robert West,
     Chairman of the Board and President, are described in
     Item 1.

     As of June 30, 1994, the Company has a loan outstanding to
     J. Robert West of $707,787. The loan bears interest at 7% per annum, with principal and interest due on June 30, 1996.

     As of June 30, 1995, the Company has a loan outstanding to
     J. Robert West of $795,287. The loan bears interest at 7% per annum, with principal and interest due on June 30, 1998.

     As of June 30, 1995, the Company is contingently liable for guarantees of indebtedness by J. Robert West of $108,000.

     As of June 30, 1996, the Company has a loan outstanding to
     J. Robert West of $987,924. The loan bears interest at 7% per annum, with principal and interest due on June 30, 1988.

     As of June 30, 1996, the Company has a loan outstanding to
     J. Robert West of $372,000. The loan bears interest at 7% per annum, with principal and interest payable June 14, 1998.

     As of June 30, 1996, the Company is contingently liable for guarantees of indebtedness owed by J. Robert West of $108,000.

                                     Part IV

Item 13.  Exhibits and Reports on Form 8-K

     A. (1) Financial statements - The financial statements required to be filed hereunder are listed on page
               12 hereof.

          (2) Documents filed as part of this report include the following financial statement schedule:

                                                Page No.


               III. Real Estate And Accumulated
                    Depreciation                   28

          (3)  Exhibits

               Exhibit Number           Description of Documents

                    3*                  Articles of Incorporation
                                        and bylaws

                   27                   Financial Data Schedule

          (4)  Reports on Form 8-K

               On December 12, 1996 an 8-K/A was filed by Life
               Resources Incorporated.

* Incorporated by reference to the Life Resources Incorporated
  1975 form 10-K.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                           LIFE RESOURCES INCORPORATED
                                                   (Registrant)



                                           BY:     /s/ J. Robert West
                                                    J. Robert West
                                                    Chairman of the
                                                  Board and President


                                           DATE:  October 12, 1996




                                           BY:     /s/ Milton M. Miner
                                                    Milton M. Miner
                                                       Secretary


                                           DATE:   October 12, 1996