Form 10KSB
period 1997-06-30
LIFE RESOURCES INC
filed 2003-12-23
CIK 59399

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      (Mark One)

         (X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1997

                                       OR

         ( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file number 0-7655


                          LIFE RESOURCES, INCORPORATED
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           Oregon                                                 93-0475404
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

101 East Redlands Boulevard, Suite 211
         (formerly Suite 206)
         Redlands, California                                       92373
---------------------------------------                      -------------------
        (Address of principal                                    (Zip Code)
         executive offices)

Issuer's telephone number, including area code                 (909)  793-3000
                                                             -------------------


Securities registered pursuant to section 12(b) of the Act:

                                                           Name of each exchange
         Title of each class                                on which registered
         -------------------                               ---------------------

                None                                                 None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and
(2) has been subject to such filing requirements for the past 90 days.
Yes                        No       x
   ---------------           ---------------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer had no revenues for the fiscal year ended June 30, 1997.

Issuer has 5,292,095 shares of common stock outstanding as of June 30, 1997. Issuer is unaware of any brokerage firm making a market in its common stock during the past five years.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

Life Resources Incorporated (the "Registrant") was formed in April 1970 through the merger of Fidelity Capital Corporation, a California corporation incorporated in March 1970, and Trailerdyne, Inc., an Oregon corporation incorporated in June 1959. Assets consisted of real estate holdings in San Bernardino County, California.

In 1970, the Registrant acquired Sam Andy Foods, Inc., which was engaged in packaging and sales of dehydrated foods, and later changed the name to United Commodities International, a wholly-owned subsidiary. In 1971, the Registrant acquired 81% of the outstanding shares of Ski Park City West, Inc., a Utah corporation, which owned and operated a ski resort in Park City, Utah and had several real estate holdings. The Registrant disposed of all of its interest in the stock and the ski resort operation in December 1972.

In 1973, the Registrant purchased the assets of the preformed tumbling media division of Norton Industries, located in Massachusetts, and all of the stock of Fortune Industries, a Michigan corporation that manufactured preformed tumbling media abrasive products, and combined the two operations into LRI Industries, a wholly-owned subsidiary.

In October, 1976, the Registrant sold all of the assets of United Commodities International.

Between 1976 and 1981, the Registrant sold all of its remaining real estate holdings.

In June, 1983, the Registrant sold all of the assets, properties, and business of LRI Industries for cash and notes. On June 30, 1994, the balance of the Note Receivable was $253,600, before deduction of unamortized discount. On November 28, 1994, the Registrant accepted a reduced payment of $95,000 to settle the note.

During fiscal 1997, 1996 and 1995, the Registrant had no ongoing operating business. Operations consist of payment of its liabilities.

At a meeting held on May 20, 1993, the Board of Directors agreed to acquire two parcels of real property ("Parcel 1" and "Parcel 2") located in Loma Linda, California, at the corner of Barton Road and New Jersey (collectively, the Property) from J. Robert West and Donna H. West, husband and wife.

On June 16, 1993, the Registrant acquired real property located in Loma Linda, California, the Property from J. Robert West and Donna H. West. In exchange for the Property, the Company issued to J. Robert West and Donna H. West 100,000,000 shares of common stock, valued at $.01 per share. After the transfer, J. Robert West owned 103,569,298 shares, which represented a 94.5 percent ownership interest in the Company's voting securities.

-------  -----------------------

At the date of transfer, the Registrant recorded the Property at J. Robert West's historical cost basis of $1,855,029. At June 30, 1997 and 1996, the property was subject to outstanding obligations of $945,209 and $1,035,269 respectively, including an obligation of $372,000 owed to a company wholly owned by J. Robert West.

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

In October 1994, the Board of Directors authorized, and the Company effected, an issuance of 21,093,679 shares of common stock to certain individuals (who later became Board members) who will be important to the future success of the Company. This issuance of stock represented 19.3 percent ownership of the Company's voting securities. Since the equity book value of the Company was negative, and since the Company has no ongoing operations, the compensatory value of the stock was deemed to have no value. Consequently, no amounts were booked to reflect the issuance of these shares.

In February 1995, the Company issued a private placement of 1,200,000 shares of Common Stock to a private investor. The issuance was made for $120,000 and represented 0.9 percent ownership of the Company's Common Stock. The price paid for the stock was not representative of any then measurable value of the Company. The issuance was made pursuant to Regulation D, which is exempt from registration based on Section 4(2) of the Federal Securities Act of 1933.

On June 30, 1995, the Company's Board of Directors approved a twenty-five for one reverse stock split of the Company's common stock. A total of 126,543,399 shares of common stock were retired in connection with the reverse stock split. The stated value of each share was not changed from $.01.

All share and per share amounts disclosed in transactions completed prior to June 30, 1995 have been restated in the Company's consolidated financial statements (Item 7) to retroactively reflect the reverse stock split.

On March 1, 1996, the Registrant purchased certain assets and liabilities of J. Robert West, M.D., Inc. dba Awest Dermatology and Surgery Medical Group ("Awest"). This event was reported as executed by the Registrant in a Form 8-K filing dated March 1, 1996.

------   -----------------------

This transaction was not executed and, as such, both parties have agreed to postpone this transaction to a future date. It is the intent of the parties to reconsider the transaction in the future.

Both parties, including the Registrant, have agreed to continue ongoing, separate operations until such time that final arrangements for the transaction can be resolved.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

The corporate office of the Registrant is located at 101 East Redlands Boulevard, Suite 211, Redlands, California 92373. The office is furnished by the Chairman of the Board at no cost to the Company. Registrant believes that the facility is well maintained and adequate for present operations.

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

2.       The Purchase Price was payable as follows:

         a. Company issued to J. Robert West and Donna H. West a total of 100,000,000 shares (4,000,000 post-reverse split shares) of its common stock valued at $.01 per share for a total value of $1,000,000. Several factors were considered by the Board of Directors in establishing the value of the shares, including, but not limited to, the fact that the shares to be issued would transfer control to J. Robert West. As a practical matter, however, J. Robert West already exerted substantial control over the Company's operations given his 37.4% interest as the largest stockholder. The Board of Directors also determined that the value of the shares offered to J. Robert West in return for the Property was fair, given the fact that the book value of the shares was less than $.01 per share and the appraised value of the Property, less liabilities, was $1,000,000. Furthermore, the Board of Directors determined that the acquisition was in the best interest of the Company because it provided a substantial contribution of a capital asset to the Company and business opportunities for the Company in the development and operation of the Property.

-------  -----------------------

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

         b. The Company assumed existing mortgage liabilities encumbering the Property totaling approximately $1,722,000 (the balance of the Purchase Price). The existing liabilities against the Property consisted of three loans collateralized by Parcel 1 and two loans collateralized by Parcel 2. The mortgage liability balances at June 30, 1997 are as follows:


         Description                                                                   Loan Amount
         -----------                                                                   -----------

         (1)      Note payable to bank, collateralized by Parcel 1, interest and principal due monthly in installments of $4,800 at a variable rate of 2.5% above the bank's prime lending rate (an effective rate of 11% at June 30, 1997). The note was due May 5, 1996.
                  In September 1996, the registrant refinanced with the bank,
                  with a final payment due in November 1998.                         $        255,744

         (2)      Note payable to bank, collateralized by Parcel 2, interest and principal due monthly in installments of $5,300 at a variable rate of 2.5% above the bank's prime lending rate (an effective rate of 11% at June 30, 1997). The note was due on May 5,
                  1996. In September, 1996, the registrant refinanced with the
                  bank, with a final payment due in November, 1998.                           283,465


ITEM 2.  DESCRIPTION OF PROPERTY (continued)
------   -----------------------

         (3)      Note payable to an individual, collateralized by Parcel 1, payable interest only, due monthly at 11% per annum, due on
                  demand or June 30, 1999.                                                     34,000

         (4)      Subordinated note payable to a director and controlling
                  shareholder, collateralized by Parcel 1, interest (7% per
                  annum) and principal due and payable on June 30, 1999.                      372,000
                                                                                     -----------------
                  Total                                                              $        945,209
                                                                                     =================

         Loan (4) was originally a loan from J. Robert West, M.D. Inc., to J. Robert West. These loans were collateralized by trust deeds on the Property. The Company assumed all obligations on the Property.

         Offsite improvements, as required by the City of Loma Linda, were completed for the two parcels prior to acquisition by the Company, including water and sewer lines, street improvements, curb and gutter, fire hydrants, sidewalks, and storm drains. Perimeter block and retaining walls required for the project were also completed. A precise plan of design for a medical office building and parking lot for Parcel 1 were completed and approved by the City of Loma Linda. Mechanical and working drawings were in progress and were submitted to the City for approval. During the fiscal year ended June 30, 1997, no development took place The Company would entertain a sale of the project either now or after completion and /or consider joint venture arrangements. The decision has not been made as to whether the Company would manage the project or engage a management company after completion. Market conditions will impact the progress of the project. It is anticipated that funds for the project will come from outside financing and a director of the Company. The Company has no business operations other than those related to the Property.

         Should the Property be sold, proceeds received from such liquidation of the Property will be used for working capital, reduction of debt, mergers or acquisitions, or any other purposes that the Board of Directors believes to be in the best interests of the Company. It is not possible at this time to determine the approximate amount of net proceeds to be devoted to each purpose.

-------  -----------------------

         On June 30, 1995 the combined fair market value of the properties was ascertained to be $1,635,029. The land was written down $220,000 to its fair market value as of that date.

         On June 30, 1996 the combined fair market value of the properties was ascertained to be $1,065,000. The land was written down $570,029 to its fair market value as of that date. The write down of the land to fair market value does not include any costs of disposal as the Company is still considering development of the property.

         On June 30, 1997, the combined fair market value of the properties was still ascertained to be $1,065,000, their recorded book value.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------

         The Registrant is unaware of any brokerage firm making a market in its common stock during the past five years. The Company does not have any stock option, stock purchase, or any other compensation or incentive plan now in effect or in effect within the last ten years.

         Following is the approximate number of holders of record of each class of equity securities of the Registrant as of June 30, 1997, determined from the Registrant's records of stock transfers.

                                                            NUMBER OF RECORD
                  TITLE OF CLASS                                HOLDERS
                  --------------                            ----------------
         Common stock, $.01 par value                           1,200

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

         Interest expense increased $12,310 (7.1%) to $186,880 in fiscal 1997 as compared to $174,570 in fiscal 1996. Interest on shareholder loans increased $16,350 due to increased borrowings of approximately $200,000 from the Company's president during the current year. This increase was offset by lower interest expense in fiscal 1997 on notes payable to a bank.

         General and administrative expense consists principally of professional fees, property taxes, amortization expense and corporation license fees. These expenses decreased $127,923 (98%) to $2,592 in fiscal 1997 as compared to $130,515 in fiscal 1996. The decrease was due primarily to a significant reduction in professional fees which were incurred in fiscal 1996 in connection with the potential acquisition of physician groups. The Company postponed its acquisition activities during the current fiscal year. In connection with this decision, an affiliated corporation, A.V. Western Medical Group, assumed approximately $40,000 in legal fees accrued by the Company at June 30, 1996 in connection with acquisitions. In addition to this credit to expenses, other legal, accounting and consulting fees were curtailed. These expenses decreased approxi- mately $68,400 during the current year. Property tax expense decreased approximately $12,500 in fiscal 1997 due to a reduction in the valuation of properties. Loan fees were fully amortized in fiscal 1997 and amortization expense decreased approximately $5,300 in fiscal 1997. Corporation fees decreased approximately $3,800 in fiscal 1997. Other general and administrative increased approximately $2,000 in fiscal 1997.

         In fiscal 1996, the Company incurred a loss of approximately $570,000 on the write down of land held by the Company for development or sale to its fair market value. No such loss was recognized in fiscal 1997 as the land's fair market value at June 30, 1997 remained approximately the same as determined in fiscal 1996.

------   ----------------------------------------------------------

         The Company incurred a net loss of $190,272 in fiscal 1997 as compared to a net loss of $875,914 in fiscal 1996. The decrease in net loss of $685,642 (78.3%) was due primarily to there being no loss recognized on the write down of land to its fair market value and a signficant reduction in professional fees in fiscal 1997.

         Liquidity and Capital Resources

         At June 30, 1997 and June 30, 1996, the Registrant's liabilities exceeded its assets by $1,548,660 and $1,358,388, respectively. There were no capital expenditures during fiscal 1997.

         At June 30, 1997, the primary assets of the Company consisted of land held for development or sale of $1,065,000 which will generate no positive cash flow. The current and liquid assets of the Company consist of cash of $5.

         The primary liabilities of the Company at June 30, 1997 consisted of loans from Citizens Business Bank, Bill W. Simmons Family Trust dated 1990, and J. Robert West, M.D., Inc. which totaled $2,231,825. Current liabilities consist of accounts payable, accrued liabilities and interest, and the current portion of long-term debt, which totaled $138,881.

         A director of the Company, J. Robert West, has been making loans to the Company to fund Company activities. The Director is not obligated to continue making these loans, although it is anticipated that he will continue making these loans to the Company. The loans were established under yearly term notes with accrued interest being added to principal at each annual renewal date.

         Since the Company has had no ongoing business for the two most recent fiscal years, there has been no impact of inflation and changing prices on the Registrant's income from continuing operations.

         The liquidity of the Company depends upon its ability to continue to borrow funds from a director.

         The Company's primary cash commitments for the next fiscal year ending June 30, 1998 are to service the debt owed to Citizens Business Bank and the Billy Simmons Family Trust dated 1990. The cash requirement for these debts, including principal and interest, is approximately $161,200 for the fiscal year ending June 30, 1998.

         Additional sources of funds are expected to be derived from possible partnerships, joint ventures, equity funding to the Company and financial institutions.

         The business plan of Registrant is discussed in Item 1. Business.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE(S)


REPORTS OF INDEPENDENT ACCOUNTANTS                                       12 - 15


CONSOLIDATED BALANCE SHEET                                                 16
JUNE 30, 1997


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996                                 17


CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED
JUNE 30, 1997 AND 1996                                                     18


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996                                 19


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               20 - 26
JUNE 30, 1997


FINANCIAL STATEMENT SCHEDULE - SCHEDULE III                                27

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------



To the Shareholders and Board of Directors
Life Resources Incorporated and Subsidiaries


I have audited the accompanying consolidated balance sheet of Life Resources Incorporated and Subsidiaries (the "Company") as of June 30, 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. I have also audited the consolidated financial statement schedule as of June 30, 1997 listed in the index at Item 13. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on my audit. The consolidated financial statements and financial statement schedule listed in the Index at Item 13 of Life Resources Incorporated and Subsidiaries as of June 30, 1996, and for each of the two years in the period ended June 30, 1996 were audited by other auditors whose report dated September 27, 1996, except for Note 1, as to which the date is December 12, 1996, expressed a qualified opinion, based on the uncertainty of the Company's ability to continue as a going concern, on those statements and schedule.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Life Resources Incorporated and Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in my opinion, the consolidated financial statement schedule as of June 30, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's cash flows, which are dependent upon the continued financial support of a director of the Company, and its accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bennett Block Accountancy Corporation


Los Angeles, California
July 24, 1998

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
September 27, 1996, except for Note 1,
As to which the date is December 12, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


    To The Shareholders and Board of Directors of Life Resources Incorporated


Our report on the financial statements of Life Resources, Inc. is included on page 14 of this Form 10-KSB and contains an explanatory paragraph regarding the Company's ability to continue as a going concern. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 11 of this Form 10-KSB.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
September 27, 1996

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997


                                     ASSETS

CURRENT ASSETS
    Cash                                                            $         5
                                                                    ------------

         TOTAL CURRENT ASSETS                                                 5

LAND HELD FOR DEVELOPMENT OR SALE                                     1,065,000
                                                                    ------------

         TOTAL ASSETS                                               $ 1,065,005
                                                                    ============

                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $    32,804
    Accrued interest                                                     14,305
    Current portion of long-term debt                                    91,772
                                                                    ------------

         TOTAL CURRENT LIABILITIES                                      138,881

ACCRUED INTEREST, SHAREHOLDER                                           334,731

LONG-TERM DEBT, SHAREHOLDER                                           1,658,616

LONG-TERM DEBT, OTHER                                                   481,437
                                                                    ------------

         TOTAL LIABILITIES                                            2,613,665

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' DEFICIT
    Common stock, $.01 par value; 200,000,000
    shared authorized; 5,292,095 shares issued
    and outstanding                                                      52,921
    Additional paid-in-capital                                        4,180,865
    Accumulated deficit                                              (5,782,446)
                                                                    ------------

TOTAL SHAREHOLDERS' DEFICIT                                          (1,548,660)
                                                                    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                        $ 1,065,005
                                                                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                             For The Years Ended
                                                                  June 30,
                                                       ------------------------------
                                                           1997              1996
                                                       ------------      ------------
EXPENSES:
  General and administrative                           $     2,592       $   130,515
  Interest, shareholder                                    112,046            95,696
  Interest, other                                           74,834            78,874
  Loss on write down of land to fair market value               --           570,029
                                                       ------------      ------------
                                                           189,472           875,114
                                                       ------------      ------------

LOSS BEFORE INCOME TAXES                                  (189,472)         (875,114)

PROVISION FOR INCOME TAXES                                     800               800
                                                       ------------      ------------

         NET LOSS                                      $  (190,272)      $  (875,914)
                                                       ============      ============

NET LOSS PER COMMON SHARE                              $      (.04)      $      (.17)
                                                       ============      ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                   $ 5,292,095       $ 5,292,095
                                                       ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                            LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                             FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                             COMMON STOCK
                     -----------------------------      Additional                           Total
                      Number of                          Paid-In        Accumulated       Shareholders'
                        Shares           Amount          Capital          Deficit            Deficit
                     ------------     ------------     ------------     ------------      ------------
BALANCE
  July 1, 1995         5,292,095      $    52,921      $ 4,180,865      $(4,716,260)      $  (482,474)

  Net loss                    --               --               --         (875,914)         (875,914)
                     ------------     ------------     ------------     ------------      ------------


BALANCE
  June 30, 1996        5,292,095           52,921        4,180,865       (5,592,174)       (1,358,388)

  Net loss                    --               --               --         (190,272)         (190,272)
                     ------------     ------------     ------------     ------------      ------------


BALANCE
  June 30, 1997        5,292,095      $    52,921      $ 4,180,865      $(5,782,446)      $(1,548,660)
                     ============     ============     ============     ============      ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.


                            LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                                  For The Years Ended
                                                                        June 30,
                                                               --------------------------
                                                                  1997            1996
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                   $(190,272)      $(875,914)
                                                               ----------      ----------

ADJUSTMENTS TO RECONCILE NET LOSS FOR ITEMS
 CURRENTLY NOT AFFECTING OPERATING CASH FLOWS:
    Amortization of loan costs                                       400           5,050
    Loss on write down of land to fair market value                   --         570,029
    Accounts payable and accrued liabilities                     (39,092)         47,457
    Accrued interest                                             117,119         100,037
                                                               ----------      ----------
                                                                  78,427         722,573
                                                               ----------      ----------
         NET CASH USED BY
          OPERATING ACTIVITIES                                  (111,845)       (153,341)
                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                         (90,060)        (80,060)
    Proceeds from issuance of long-term debt, shareholder        201,792         264,150
    Principal payments on long-term debt, shareholder                 --         (77,113)
                                                               ----------      ----------

         NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                   111,732         106,977
                                                               ----------      ----------

NET DECREASE IN CASH                                                (113)        (46,364)

CASH, beginning of year                                              118          46,482
                                                               ----------      ----------

CASH, end of year                                              $       5       $     118
                                                               ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest                                                   $  70,001       $  74,533
    Taxes                                                      $     800       $     800

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Life Resources Incorporated and its wholly-owned subsidiaries, LRI Industries and United Commodities International (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Business Operations:
         --------------------

         The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

         The Company has few remaining assets and liabilities as of June 30, 1997, and has no continuing revenue-producing activities. In addition, at June 30, 1997, the Company has a substantial accumulated deficit. Also, the Company has received substantial financial assistance from a director and controlling shareholder, the continuation of which cannot be assured. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

         Management's Estimates:
         -----------------------

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Actual results could differ from those estimates.

         Management's Plans:
         -------------------

         As discussed in Note 4, the Company acquired real property (the "Property"), consisting of two parcels, in Loma Linda, California during 1993. The Company plans to develop Parcel 1 by completing the mechanical and engineering plans and obtaining permits from the City of Loma Linda.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Funds to complete this development and service the debt will be sought from outside sources. Moreover, it is anticipated that J. Robert West, a director and controlling shareholder of the Company, will continue to loan needed funds until additional sources are obtained. However, Dr. West has no formal agreement with the Company to do so. Additional sources are expected to be derived from possible partnerships, joint ventures, equity funding to the Company and/or financial institutions, although there is no assurance that such sources will materialize. Parcel 2 will be held for later development. However, both parcels may be sold if appropriate offers are received. Should the project be sold, proceeds received from such a sale would be used for working capital, reduction of debt, mergers or acquisitions, or any other purposes that the Board of Directors believes to be in the best interests of the Company.

         The Company has no business operations other than those related to the Property.

         On March 1, 1996, the Registrant purchased certain assets and liabilities of J. Robert West M.D., Inc., dba Awest Dermatology and Surgery Medical Group ("Awest"). This event was reported as executed by the Company in a Form 8-K filing dated March 1, 1996.

         This transaction was not executed and, as such, both parties have agreed to postpone this transaction to a future date. It is the intent of the parties to reconsider the transaction in the future.

         Both parties, including the Registrant, have agreed to continue ongoing, separate operations until such time that final arrangements can be resolved.

         Income Taxes:
         -------------

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Impairment of Long-Lived Assets
         -------------------------------

         During the year ended June 30, 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Historically, the Company has complied with the requirements of SFAS No. 121. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less costs to sell. The implementation of SFAS No. 121 did not have any effect on the Company's financial position or results of operations.

         Accounting for Stock-Based Compensation
         ---------------------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation" was adopted by the Company during the year ended June 30, 1997 as required by this statement. Under this standard, companies are encouraged but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion
         (APB) No. 25, "Accounting for Stock Issued to Employees", but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The implementation of SFAS No. 123 did not have any effect on the Company's financial position or results of operations.

         SFAS No. 128, "Earnings per Share", was issued on March 3, 1997 and is not effective for the Company's current fiscal year. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, earnings per Share". SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Because of prior period losses, other potentially dilutive securities have an antidilutive effect in all periods. Accordingly, calculations under the new standard, which will be adopted during the year ended June 30, 1998, are not expected to be significantly different from those calculated under the current method.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 2 - LONG-TERM DEBT:

         Long-term debt consists of the following at June 30, 1997:

         Note payable to bank, collateralized by Parcel 1,
         interest and principal due monthly in installments of
         $4,800 at a variable rate of 2.5% above the bank's
         prime lending rate (an effective rate of 11% at June
         30, 1997). The note was due May 5, 1996. In
         September, 1996, the Company refinanced with the
         bank, with a final payment due in November, 1998.       $      255,744

         Note payable to bank, collateralized by Parcel 2,
         interest and principal due monthly in installments of
         $5,300 at a variable rate of 2.5% above the bank's
         prime lending rate (an effective rate of 11% at June
         30, 1997). The note was due May 5, 1996. In
         September, 1996, the Company refinanced with the
         bank, with a final payment due in November, 1998.              283,465

         Note payable to an individual, collateralized by
         Parcel 1 (Note 3), payable interest only, due monthly
         at 11% per annum, due on demand or June 30, 1998.               34,000

         Subordinated note payable to a director and
         controlling shareholder, collateralized by Parcel 1
         (Note 4), interest (7% per annum) and principal due
         and payable on June 30, 1999.                                  372,000

         Unsecured note payable to a director and controlling
         shareholder, interest (7% per annum) and principal
         due and payable on June 30, 1999.                            1,148,716

         Unsecured note payable to a director and controlling
         shareholder, interest (9% per annum) and principal
         due and payable on June 30, 1999.                              137,900
                                                                 ---------------
                                                                      2,231,825
         Less, current portion                                          (91,772)
                                                                 ---------------
                                                                 $    2,140,053
                                                                 ===============

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 2 - LONG-TERM DEBT (continued)

         Maturities of long-term debt at June 30, 1997 are as follows:


                         Fiscal Year Ending June 30,
                         ---------------------------

                         1998                                  $         91,772
                         1999                                         2,140,053
                                                               -----------------
                                                               $      2,231,825
                                                               =================

NOTE 3 - RELATED PARTY TRANSACTIONS:

         During the year ended June 30, 1997, fees of $1,000 were paid to an accounting firm which employs a member of the board of directors who is an officer's family member.

         During the years ended June 30, 1997 and 1996, fees of $978 and $19,002, respectively, were paid to a law firm which employs a member of the board of directors.

         On June 16, 1993, the Company acquired real property located in Loma Linda, California, from a director and controlling shareholder. In exchange for the property, the Company issued to the director 4,000,000 shares (100,000,000 pre-reverse split shares) of the Company's common stock. After the transfer, the director owned 4,142,772 shares (103,569,298 pre-reverse split shares) for a 94.5 percent ownership interest in the Company's voting securities. At the date of transfer, the Company recorded the property at the director's historical cost basis of $1,855,029.

         On June 30, 1995 the combined fair market value of the properties was ascertained to be $1,635,029. The land was written down $220,000 to its fair market value as of that date.

         In September, 1996, the combined fair market value of the properties was ascertained to be $1,065,000. The land was written down $570,029 to its fair market value as of that date. The write down of the land did not include any costs of disposal as the Company is still considering development of the property.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 4 - INCOME TAXES

         Deferred taxes consist of the following at June 30, 1997:

                         Deferred tax asset:
                           Net operating loss                $      583,743
                           Valuation allowance                     (583,743)
                                                             ---------------
                              Net Deferred Taxes             $            -
                                                             ===============


         The difference between the federal statutory tax rate of 34% and the Company's effective rate of 0% is the result of incurring net operating losses without current tax benefit for all years presented.

         Net operating loss carryforwards for federal and state income tax purposes at June 30, 1997 were approximately $1,529,800 and $684,100, respectively. These carry- forwards expire beginning in 1998.

         The Company experienced an ownership change as defined in Internal Revenue Code ("IRC") Section 382. Therefore, the utilization of net operating loss carryforwards may be limited, subject to the provisions of IRC Section 382.

NOTE 5 - COMMON STOCK

         On June 30, 1995, the Company's Board of Directors approved a twenty five-for-one reverse stock split of the Company's common stock. A total of 126,543,399 shares of common stock were retired in connection with the reverse stock split. The stated par value of each share was not changed from $.01. A total of $1,265,434 was reclassified from the Company's common stock account to the Company's additional paid-in-capital account.

         All share and per share amounts disclosed in transactions completed prior to June 30, 1995 have been restated in the consolidated financial statements to retroactively reflect the reverse stock split.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

         The carrying amount of cash is assumed to be its fair value because of the liquidity of the instrument. Accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of the notes payable to the bank and to the individual are assumed to be a reasonable estimate of fair value since the rates specified in the notes approximate current market rates. It was not practicable to estimate the fair value of the interest and notes payable to a director and controlling shareholder as payments on these obligations are not based on fixed payment terms.

         Since fair values are estimated as of June 30, 1997, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

NOTE 7-  COMMITMENTS AND CONTINGENCIES

         At June 30, 1997, the Company is contingently liable for guarantees of indebtedness owed by a director and controlling shareholder of $108,000. The fair value of this contingent liability is material to the Company's financial statements. In the opinion of management, it is not probable that the Company will be required to satisfy this guarantee.


                                           LIFE RESOURCES, INCORPORATED AND SUBSIDIARIES
                                                   FINANCIAL STATEMENT SCHEDULE
                                                           SCHEDULE III
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                            COSTS CAPITALIZED          GROSS AMOUNT AT WHICH
                             INITIAL COSTS TO COMPANY   SUBSEQUENT TO ACQUISITION    CARRIED AT CLOSE OF PERIOD
                             ------------------------   -------------------------    --------------------------

                                        Building and                     Carrying                Building and
Description   Encumbrances     Land     Improvements   Improvements       Costs        Land      Improvements      Total
-----------   ------------     ----     ------------   ------------  --------------    ----      ------------    --------
Unimproved    Chino Valley  $1,855,029      $0                   $0         $0       $1,065,000       $0        $1,065,000
 Land           Bank
              $539,209

              Billy Simmons
              $34,000

              J. Robert West
              $372,000

Note to
Schedule III

Balance at
June 30, 1995                                             1,635,029
              Acquisitions                                        0
              Deductions                                          0
              Write Down of Land                           (570,029)
                                                        ------------

Balance at
June 30, 1996                                             1,065,000
              Acquisitions                                        0
              Deductions                                          0
              Write Down of Land                                  0
                                                       -------------

Balance at
June 30,1997                                           $  1,065,000
                                                       =============

                                                                     (continued)



 Accumulated     Date of          Date      Depreciation/
Depreciation   Construction      Acquired         Life
-------------  --------------    --------    --------------
     $0             None       June 16, 1993       N/A

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

On September 18, 1997, the Registrant's former principal certifying independent accountant, Coopers & Lybrand L.L.P., resigned. Since the former accountant resigned, there was no consenting vote required on the part of the Registrant's board of directors. On that same date, the Registrant's board of directors approved the appointment of the accounting firm of Bennett Block Accountancy Corporation as its new principal certifying independent accountant for the fiscal year ended June 30, 1997 to replace Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.'s reports on the Registrant's audited financial statements for the fiscal years ended June 30, 1996 and 1995, contained qualified opinions based on the uncertainty of the Registrant's ability to continue as a going concern.

During the Registrant's fiscal years ended June 30, 1996 and 1995, and the interim period subsequent to June 30, 1996, there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or audit procedure.

No reportable events occurred during the Registrant's fiscal years ended June 30, 1996 and 1995, and the interim period subsequent to June 30, 1996.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------  -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

A. IDENTIFICATION OF DIRECTORS. The following information is furnished concerning each director of the Registrant:

                                                       DATE ON WHICH
                                       POSITIONS     DIRECTOR THE TERM
                                      AND OFFICES       CONTINUOUSLY      AS DIRECTOR
NAME                   AGE          WITH REGISTRANT     SERVED SINCE        EXPIRES
----                   ---          ---------------     ------------        -------
J. Robert West         68           Chairman of the
                                    Board of Directors          (1)
                                    and President        April 1970          June 1998

Mark L. Ashlock        39           None                 May 1995            June 1998

Tad R. Callister       51           None                 May 1995            June 1998

C. Rick Foster         47           None                  May 1993           June 1998

Brad Hainsworth        63           None                 May 1995            June 1998

Milton M. Miner        38           Secretary            May 1995            June 1998

Richard A. Pierce      50           None                 May 1995            June 1998


         (1) J. Robert West was a director of Fidelity Capital Corporation, a California corporation, since its organization in January 1970. Subsequently, Fidelity Capital Corporation merged into the Registrant.

         There are no arrangements or understandings between the current directors and any other person pursuant to which such individual was selected as a director.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------  -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (continued)
         --------------------------------------------------------------

B. IDENTIFICATION OF EXECUTIVE OFFICERS. The following information is furnished concerning each executive officer of the Registrant and certain other significant personnel, as of June 30, 1997:


                                       POSITIONS        HELD POSITION         THE TERM
                                      AND OFFICES        CONTINUOUSLY        OF OFFICE
NAME                   AGE          WITH REGISTRANT         SINCE             EXPIRES
----                   ---          ---------------         -----             -------
J. Robert West         68           Chairman of the
                                    Board of Directors     April 1970        June 1998
                                    President              May 1971          June 1998

Milton M. Miner        38           Secretary              May 1993          June 1998


C. IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES. There are no employees of the Registrant.

D. FAMILY RELATIONSHIPS. Milton M. Miner is a member of J. Robert West's immediate family.

E. BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS. The following is a table indicating the business experience during the past five years of each director and executive officer and certain other significant personnel, including their principal occupations and employment during that period:

                                                    PRINCIPAL OCCUPATION
                                                       AND EMPLOYMENT
         NAME                                       DURING LAST FIVE YEARS
         ----                                       ----------------------

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

         Milton M. Miner                     CPA in private practice

         Richard A. Pierce                   Health care consultant in private
                                             practice

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------  -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (continued)
         --------------------------------------------------------------

         The By-Laws of the Registrant and Oregon Business Corporation Act Sections 57.255 and 57.260 provide that directors and officers of the Registrant shall be indemnified for all costs incurred by or caused by them in connection with settlements or lawsuits arising from their actions as officers or directors, except for their own negligence, knowing unauthorized acts, or defalcations not ratified, confirmed or adopted or the benefit thereof received by the Registrant.

F.       Involvement in Certain Legal Proceedings.
         -----------------------------------------

         None of the following events have occurred during the past five years as, against, or to any director or officer of the Registrant.

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

         (3) Such person was the subject of any order, judgment, or decree of any court of competent jurisdiction permanently or temporarily enjoining him from acting as an investment adviser, underwriter, broker, or dealer in securities, or as an affiliated person, director, or employee of any investment company, bank, savings and loan association, or insurance company, or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, or was the subject of any order of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity or to be associated with persons in any such activity which order has not been reversed or suspended.

         The following person was a beneficial owner of more than ten percent of the equity securities of the Registrant at any time during the fiscal year:

                  J. Robert West
                  1540 Marion Road
                  Redlands, CA  92374

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

         No Director or Officer of the Registrant was paid direct or indirect remuneration during the Registrant's last fiscal year. It is not anticipated that any officer or director will receive any remuneration directly or indirectly for the Registrant's current fiscal year.

         The Registrant does not have an annuity, pension, profit sharing, or other deferred compensation plan. Accordingly, no annuity, pension, profit sharing, or other retirement benefits have been paid or are proposed to be paid to any officer of the Registrant.

         As of June 30, 1997, the Registrant did not have a Qualified or Unqualified Stock Option Plan for any officers, directors, or key employees to purchase the Registrants' $.01 par value common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         A. PRINCIPAL SECURITY HOLDERS. The following information is furnished as of June 30, 1997, as to the voting securities of the Registrant owned of record or beneficially by each person who owns of record, or is known by the Registrant to own beneficially more than 10% of its securities:

                              Title of Class     Type of Ownership    Shares Owned    % of Class
                              --------------     -----------------    ------------    ----------
         J. Robert West            Common      Record and Beneficial    4,295,319       81.2%
         1540 Marion Road
         Redlands, CA


         B. MANAGEMENT. The following information is furnished as to each class of equity securities of the Registrant beneficially owned directly or indirectly by all directors and officers of the Registrant as a group on June 30, 1997:

                  Title of Class     Amount Beneficially Owned       % of Class
                  --------------     -------------------------       ----------

                    Common                    4,980,867                94.1%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         Related transactions between the Registrant and J. Robert West, Chairman of the Board and President, are described in Item 1.

         As of June 30, 1996, the Company had a loan outstanding to J. Robert West of $987,924. The loan bears interest at 7% per annum, with principal and interest due and payable on June 30, 1998.

--------  ----------------------------------------------

         As of June 30, 1996, the Company had a loan outstanding to J. Robert West of $372,000. The loan bears interest at 7% per annum, with principal and interest due and payable on June 14, 1998.

         As of June 30, 1996, the Company had a loan outstanding to J. Robert West of $96,900. The loan bears interest at 9% per annum, with principal and interest due and payable on June 30, 1998.

         As of June 30, 1996, the Company was contingently liable for guarantees of indebtedness owed by J. Robert West of $108,000.

         As of June 30, 1997, the Company had a loan outstanding to J. Robert West of $1,148,716. The loan bears interest at 7% per anum, with principal and interest due on June 30, 1999.

         As of June 30, 1997, the Company had a loan outstanding to J. Robert West of $372,000. The loan bears interest at 7% per annum, with principal and interest due and payable on June 30,1999.

         As of June 30, 1997, the Company had a loan outstanding to J. Robert West of $137,900. The loan bears interest at 9% per annum, with principal and interest due and payable on June 30, 1999.

         As of June 30, 1997, the Company was contingently liable for guarantees of indebtedness owed by J. Robert West of $108,000.

                                     PART IV
                                     -------

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         A.       (1)      FINANCIAL STATEMENTS. The financial statements
                           required to be filed hereunder are listed on page 11 hereof.

                  (2) Documents filed as part of this report include the following financial statement schedule:

                                                                        Page No.
                                                                        --------

                           III.  Real Estate and Accumulated Depreciation    27

                  (3)      Exhibits

                           Exhibit Number            Description of Documents
                           --------------            ------------------------
                                    3*               Articles of Incorporation
                                                     and bylaws

                                   27                Financial Data Schedule

                  (4)      Reports on Form 8-K

                           On September 22, 1997, an 8-K was filed by Life Resources Incorporated, regarding changes in the Registrant's principal independent accountant.

                  * Incorporated by reference to the Life Resources Incorporated 1975 form 10-K.

                                   SIGNATURES






Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           LIFE RESOURCES INCORPORATED
                           ---------------------------
                                  (Registrant)




By /S/ J. Robert West
   ---------------------------------------------
     J. Robert West
     Chairman of the Board and President

Date:  December 16, 1999
       -----------------------------------------


By /S/ Milton M. Miner
   ---------------------------------------------
     Milton M. Miner
     Secretary

Date:  December 16, 1999
       -----------------------------------------