Form 10KSB
period 1998-06-30
LIFE RESOURCES INC
filed 2003-12-23
CIK 59399

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         (X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1998

                                       OR

         ( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file number 0-7655


                          LIFE RESOURCES, INCORPORATED
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          Oregon                                                 93-0475404
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

101 East Redlands Boulevard, Suite 211
        Redlands, California                                       92373
--------------------------------------                       -------------------
      (Address of principal                                      (Zip Code)
        executive offices)

Issuer's telephone number, including area code                  (909)  793-3000
                                                              ------------------


Securities registered pursuant to section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                       -----------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer had no revenues for the fiscal year ended June 30, 1998.

Issuer has 5,292,095 shares of common stock outstanding as of June 30, 1998. Issuer is unaware of any brokerage firm making a market in its common stock during the past five years.

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

During fiscal 1998, 1997 and 1996, the Registrant had no ongoing operating business. Operations consist of payment of its liabilities.

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

-------  -----------------------

At the date of transfer, the Registrant recorded the Property at J. Robert West's historical cost basis of $1,855,029. At June 30, 1998 and 1997, the property was subject to outstanding obligations of $906,695 and $945,209 respectively, including an obligation of $372,000 owed to a company wholly owned by J. Robert West.

The Company planned to continue to develop the project on Parcel 1 of the Property by completing the mechanical and engineering plans and obtaining permits from the City of Loma Linda. Funds to complete this development and service the debt were to be sought from outside sources. Parcel 2 was to be held for later development.

In February 1999, Parcel 1 and Parcel 2 were sold for $1,500,000. As a result of the sale of the parcels, the Company does not expect to pursue future real estate development projects. Accordingly, the Company continues to have no operating revenues and does not anticipate any revenues from business operations until the Company develops or acquires new business lines.

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

2.       The Purchase Price was payable as follows:

         a. Company issued to J. Robert West and Donna H. West a total of 100,000,000 shares (4,000,000 post-reverse split shares) of its common stock valued at $.01 per share for a total value of $1,000,000. Several factors were considered by the Board of Directors in establishing the value of the shares, including, but not limited to, the fact that the shares to be issued would transfer control to J. Robert West. As a practical matter, however, J. Robert West already exerted substantial control over the Company's operations given his 37.4% interest as the largest stockholder. The Board of Directors also determined that the value of the shares offered to J. Robert West in return for the Property was fair, given the fact that the book value of the shares was less than $.01 per share and the appraised value of the Property, less liabilities, was $1,000,000. Furthermore, the Board of Directors determined that the acquisition was in the best interest of the Company, because it provided a substantial contribution of a capital asset to the Company and business opportunities for the Company in the development and operation of the Property.

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

         b. The Company assumed existing mortgage liabilities encumbering the Property totaling approximately $1,722,000 (the balance of the Purchase Price). The existing liabilities against the Property consisted of three loans collateralized by Parcel 1 and two loans collateralized by Parcel 2. The mortgage liability balances at June 30, 1998 are as follows:

         Description                                                 Loan Amount
         -----------                                                 -----------

          (1)      Note payable to bank, collateralized by
                   Parcel 1, interest and principal due monthly
                   in installments of $4,377 at a variable
                   interest rate of 2.5% above the bank's prime
                   lending rate (an effective rate of 11% at
                   June 30, 1998). The note was due May 5,
                   1996. In September 1996, the registrant
                   refinanced with the bank, with a final
                   payment due in November 1998. The note was
                   repaid on February 1, 1999.                     $    237,478

          (2)      Note payable to bank, collateralized by
                   Parcel 2, interest and principal due monthly
                   in installments of $5,595 at a variable
                   interest rate of 2.5% above the bank's prime
                   lending rate (an effective rate of 11% at
                   June 30, 1998). The note was due on May 5,
                   1996. In September, 1996, the registrant
                   refinanced with the bank, with a final
                   payment due in November, 1998. The note was
                   repaid on February 1, 1999.                          263,217

------   -----------------------


         (3)      Note payable to an individual,
                  collateralized by Parcel 1, payable interest
                  only, due monthly at 11% per annum, due on
                  demand or June 30, 1998. The note was repaid
                  on February 1, 1999.                                   34,000

         (4)      Subordinated note payable to a director and
                  controlling shareholder, collateralized by
                  Parcel 1, interest (7% per annum) and
                  principal due and payable on June 30, 1999.
                  The note's maturity date has been extended
                  until June 30, 2001.                                  372,000
                                                                   -------------
                  Total                                            $    906,695
                                                                   =============


         Loan (4) was originally a loan from J. Robert West, M.D. Inc., to J. Robert West. These loans were collateralized by trust deeds on the Property. The Company assumed all obligations on the Property.

         Offsite improvements, as required by the City of Loma Linda, were completed for the two parcels prior to acquisition by the Company, including water and sewer lines, street improvements, curb and gutter, fire hydrants, sidewalks, and storm drains. Perimeter block and retaining walls required for the project were also completed. A precise plan of design for a medical office building and parking lot for Parcel 1 were completed and approved by the City of Loma Linda. Mechanical and working drawings were in progress and were submitted to the City for approval. During the fiscal year ended June 30, 1998, no development took place. In February 1999, the two parcels were sold for $1,500,000.

         Proceeds received from the sale of the Property will be used primarily for working capital and reduction of debt.

         On June 30, 1995 the combined fair market value of the properties was ascertained to be $1,635,029. The land was written down $220,000 to its fair market value as of that date.

         On June 30, 1996 the combined fair market value of the properties was ascertained to be $1,065,000. The land was written down $570,029 to its fair market value as of that date. The write down of the land to fair market value did not include any costs of disposal as the Company was still considering development of the property.

-------  -----------------------

         On June 30, 1997 and 1998, the combined fair market value of the properties was still ascertained to be $1,065,000, their recorded book value.

         On February 1, 1999, the properties were sold for $1,500,000. A gain of approximately $428,000 from the sale will be recognized in the Company's consolidated financial statements for the fiscal year ending June 30, 1999.

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

         Following is the approximate number of holders of record of each class of equity securities of the Registrant as of June 30, 1998, determined from the Registrant's records of stock transfers.

                                                             NUMBER OF RECORD
                TITLE OF CLASS                                    HOLDERS
                --------------                               ----------------
         Common stock, $.01 par value                             1,187


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

         Interest expense decreased $11,443 (6.1%) to $175,437 in fiscal 1998 as compared to $186,880 in fiscal 1997. Interest on shareholder loans increased $10,777 due to increased borrowings of approximately $110,000 from the Company's president during the current year. This increase was offset by lower interest expense in fiscal 1998 on notes payable to a bank.

         General and administrative expense consists principally of professional fees, property taxes, bank charges and corporation license fees. These expenses increased $25,628 (988.7%) to $28,220 in fiscal 1998 as compared to $2,592 in fiscal 1997. The increase in expenses during fiscal 1998 as compared to fiscal 1997 was due primarily to a credit to expenses of approximately $40,000 during fiscal 1997. In fiscal 1997, an affiliated corporation, A.V. Western Medical Group, assumed approximately $40,000 in legal fees accrued by the Company at June 30, 1996 in connection with the potential acquisition of physician groups. There were no credits to expenses in fiscal 1998. Accounting fees decreased approximately $20,700 during fiscal 1998, as acquisition activities were postponed during the second quarter of fiscal 1997. Property tax expense increased approximately $7,400 in fiscal 1998 due to an increase in the valuation of properties. Appraisal fees decreased approximately $2,000 in fiscal 1998. Other general and administrative expenses increased approximately $1,000 in fiscal 1998.

         The Company incurred a net loss of $204,467 in fiscal 1998 as compared to a net loss of $190,272 in fiscal 1997. Net loss increased $14,195 (7.5%) in fiscal 1998 as no expenses were assumed by an affiliate in fiscal 1998.

------   ----------------------------------------------------------

         Liquidity and Capital Resources
         -------------------------------

         At June 30, 1998 and June 30, 1997, the Registrant's liabilities exceeded its assets by $1,753,127 and $1,548,660, respectively. There were no capital expenditures during fiscal 1998.

         At June 30, 1998, the primary asset of the Company was land held for development or sale of $1,065,000 which generated no positive cash flow. The only current asset of the Company was non liquid prepaid income taxes of $1,600.

         The primary liabilities of the Company at June 30, 1998 consisted of loans from Citizens Business Bank, Bill W. Simmons Family Trust dated 1990, and J. Robert West, M.D., Inc. which totaled $2,303,666. Current liabilities consist of a cash overdraft, accounts payable, accrued liabilities and interest, and the current portion of long-term debt, which totaled $593,201.

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

         In February 1999, the Company sold its land parcels for $1,500,000. As a result of the sale of the parcels, the Company does not expect to pursue future real estate development projects. Accordingly, the Company continues to have no operating revenues and does not anticipate any revenues from business operations until the Company develops or acquires new business lines.

         Proceeds from the sale of the land parcels were used to satisfy the Company's primary cash commitments for the next fiscal year ending June 30, 1999 which were to service the debt owed to Citizens Business Bank and the Billy Simmons Family Trust dated 1990. The cash requirement for these debts, including principal and interest, was approximately $564,400 for the fiscal year ending June 30, 1999.

------   ---------------------------------------------------------

         Remaining proceeds received from the sale of the land, after primary cash commitments have been satisfied, will be used for working capital, reduction of debt, mergers or acquisitions, or any other purposes that the Board of Directors believes to be in the best interests of the Company. It is anticipated that J. Robert West, a director and controlling shareholder of the Company, will continue to loan needed funds to the Company when additional resources are required. However, Dr. West has no formal agreement with the Company and is not obligated to do so. Additional sources of funds that may be required are expected to be derived from possible partnerships, joint ventures, equity funding to the Company and/or financial institutions, although there is no assurance such sources will materialize.

         Since February 1999, and for the foreseeable future, the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition by or a combination with the Company. In addition, other types of business transactions might be considered and entered into by the Company.

------   ---------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995

During the year ended June 30, 1998, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The Company is also communicating with lenders, vendors and others with which it conducts business to help them identify and resolve the year 2000 issue.

The total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position and will be expensed as incurred.

If necessary modifications and conversions by the Company and those with which it conducts business are completed in a timely manner, the year 2000 issue is not expected by management of the Company to have a material adverse affect on the Company's consolidated results of operations and financial position.

Certain statements in this report may be forward-looking in nature or forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Form 10-K SB relate to the Company's year 2000 compliance efforts, including expectations about compliance timetables and costs.

Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that its results are subject to a number of risk factors, including the ability of the Company to identify and address successfully year 2000 issues in a timely manner, and at costs that are reasonably in line with projections, and the ability of the Company's vendors to identify and address successfully their own year 2000 issues in a timely manner.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------



                          INDEX TO FINANCIAL STATEMENTS



                                                                         PAGE(S)


REPORT OF INDEPENDENT ACCOUNTANT                                         14 - 15



CONSOLIDATED BALANCE SHEET                                                 16
JUNE 30, 1998



CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997                                 17



CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
DEFICIT FOR THE YEARS ENDED JUNE 30, 1998 AND 1997                         18



CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997                                 19



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998                                                            20 - 29



FINANCIAL STATEMENT SCHEDULE - SCHEDULE III                                37

                        REPORT OF INDEPENDENT ACCOUNTANT






To the Shareholders and Board of Directors
Life Resources Incorporated and Subsidiaries


I have audited the accompanying consolidated balance sheet of Life Resources Incorporated and Subsidiaries (the "Company") as of June 30, 1998, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended June 30, 1998. I have also audited the consolidated financial statement schedule listed in the index at
Item 13. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Resources Incorporated and Subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in my opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's cash flows, which are dependent upon the continued financial support of a director of the Company, and its accumulated deficit raise substantial doubt about the Company' ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Bennett Block Accountancy Corporation

Torrance, California
March 27, 2000

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998


                                     ASSETS

CURRENT ASSETS
    Prepaid income taxes                                            $     1,600
                                                                    ------------

         TOTAL CURRENT ASSETS                                             1,600

LAND HELD FOR DEVELOPMENT OR SALE                                     1,065,000
                                                                    ------------

         TOTAL ASSETS                                               $ 1,066,600
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash overdraft                                                  $     2,346
    Accounts payable and accrued expenses                                47,825
    Accrued interest                                                      8,335
    Current portion of long-term debt                                   534,695
                                                                    ------------

         TOTAL CURRENT LIABILITIES                                      593,201

ACCRUED INTEREST, SHAREHOLDER                                           457,555

LONG-TERM DEBT, SHAREHOLDER                                           1,768,971
                                                                    ------------

         TOTAL LIABILITIES                                            2,819,727

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)

SHAREHOLDERS' DEFICIT
    Common stock, $.01 par value; 200,000,000
    shared authorized; 5,292,095 shares issued
    and outstanding                                                      52,921
    Additional paid-in-capital                                        4,180,865
    Accumulated deficit                                              (5,986,913)
                                                                    ------------

TOTAL SHAREHOLDERS' DEFICIT                                          (1,753,127)
                                                                    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                        $ 1,066,600
                                                                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                      FOR THE YEARS ENDED
                                                            JUNE 30,
                                                --------------------------------
                                                    1998                1997
                                                ------------        ------------
EXPENSES:
  General and administrative                    $    28,220         $     2,592
  Interest, shareholder                             122,823             112,046
  Interest, other                                    52,614              74,834
                                                ------------        ------------
                                                    203,657             189,472
                                                ------------        ------------

LOSS BEFORE INCOME TAXES                           (203,657)           (189,472)

PROVISION FOR INCOME TAXES                              810                 800
                                                ------------        ------------

         NET LOSS                               $  (204,467)        $  (190,272)
                                                ============        ============

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                               $      (.04)        $      (.04)
                                                ============        ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC AND
  DILUTED                                       $ 5,292,095         $ 5,292,095
                                                ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                 LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                  FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



                             COMMON STOCK
                     -----------------------------      Additional                           Total
                      Number of                          Paid-in        Accumulated      Shareholders'
                       Shares           Amount           Capital           Deficit          Deficit
                     ------------     ------------     ------------     ------------      ------------
BALANCE
  July 1, 1996         5,292,095      $    52,921      $ 4,180,865       $(5,592,174)      $(1,358,388)

  Net loss                    --               --               --         (190,272)         (190,272)
                     ------------     ------------     ------------     ------------      ------------


BALANCE
  June 30, 1997        5,292,095           52,921        4,180,865       (5,782,446)       (1,548,660)

  Net loss                    --               --               --         (204,467)         (204,467)
                     ------------     ------------     ------------     ------------      ------------


BALANCE
  June 30, 1998        5,292,095      $    52,921      $ 4,180,865      $(5,986,913)      $(1,753,127)
                     ============     ============     ============     ============      ============


                             The accompanying notes are an integral part of these
                                      consolidated financial statements.


                            LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                   FOR THE YEARS ENDED
                                                                         JUNE 30,
                                                               --------------------------
                                                                  1998            1997
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                   $(204,467)      $(190,272)
                                                               ----------      ----------

ADJUSTMENTS TO RECONCILE NET LOSS FOR ITEMS
 CURRENTLY NOT AFFECTING OPERATING CASH FLOWS:
    Amortization of loan costs                                        --             400
    Prepaid income taxes                                          (1,600)             --
    Accounts payable and accrued liabilities                      15,021         (39,092)
    Accrued interest                                             116,854         117,119
                                                               ----------      ----------
                                                                 130,275          78,427
                                                               ----------      ----------
         NET CASH USED BY
          OPERATING ACTIVITIES                                   (74,192)       (111,845)
                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                         (38,514)        (90,060)
    Proceeds from issuance of long-term debt, shareholder        110,355         201,792
                                                               ----------      ----------

         NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                    71,841         111,732
                                                               ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,351)           (113)

CASH EQUIVALENTS, beginning of year                                    5             118
                                                               ----------      ----------

CASH EQUIVALENTS (OVERDRAFT), end of year                      $  (2,346)      $       5
                                                               ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest                                                   $  53,190       $  70,001
    Taxes                                                      $   2,410       $     800


                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Life Resources Incorporated and its wholly-owned subsidiaries, LRI Industries and United Commodities International (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Basis of Presentation:
         ----------------------

         The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

         The Company has few remaining assets and liabilities as of June 30, 1998, and has no continuing revenue-producing activities. In addition, at June 30, 1998, the Company has a substantial accumulated deficit. Also, the Company has received substantial financial assistance from a director and controlling shareholder, the continuation of which cannot be assured. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         Management's Plans:
         -------------------

         As discussed in Note 3, the Company acquired real property (the "Property"), consisting of two parcels, in Loma Linda, California during 1993. The Company planned to develop Parcel 1 by completing mechanical and engineering plans and obtaining permits from the City of Loma Linda. Parcel 2 was to be held for later development. In February 1999, both parcels were sold (Note 8).

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Since February 1999, and for the foreseeable future, the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition by or a combination with the Company. In addition, other types of business transactions might be considered and entered into by the Company.

         The Company has had no operating revenues, and the Company does not anticipate any revenues from business operations until the Company develops or acquires new business lines. Proceeds received from the sale of the parcels were used primarily for working capital and reduction of debt. It is anticipated that J. Robert West, a director and controlling shareholder of the Company, will continue to loan needed funds to the Company, when additional resources are required. However, Dr. West has no formal agreement with the Company to do so. Additional sources of funds that may be required are expected to be derived from possible partnerships, joint ventures, equity funding to the Company and/or financial institutions, although there is no assurance such sources will materialize.

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

         Cash and Cash Equivalents
         -------------------------

         Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. Substantially all cash is on deposit with one financial institution.

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

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Impairment of Long-Lived Assets
         -------------------------------

         During the year ended June 30, 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Historically, the Company has complied with the requirements of SFAS No. 121. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less costs to sell. The implementation of SFAS No. 121 has not had any effect on the Company's financial position or results of operations.

         Accounting for Stock-Based Compensation
         ---------------------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation" was adopted by the Company during the year ended June 30, 1997 as required by this Statement. Under this standard, companies are encouraged but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion
         (APB) No. 25, "Accounting for Stock Issued to Employees", but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The implementation of SFAS No. 123 has not had any effect on the Company's financial position or results of operations.

         Earnings Per Share
         ------------------

         SFAS No. 128, "Earnings per Share", was issued on March 3, 1997 and became effective for the Company's current fiscal year. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, earnings per Share". SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Because of prior period losses, other potentially dilutive securities have an antidilutive effect in all periods. Accordingly, calculations under the new standard, which were adopted during the year ended June 30, 1998, were not significantly different from those calculated under APB No. 15.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements
         --------------------------------

         Reporting Comprehensive Income
         ------------------------------

         SFAS No. 130, "Reporting Comprehensive Income" issued by the Financial Accounting Standards Board, is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes changes in equity during a period, except those resulting from investments by and distributions to owners. The Company's implementation of SFAS No. 130 during the next fiscal year ending June 30, 1999 is not expected to have any effect on the reporting and display of the Company's financial position or results of operations.

         Segment Information
         -------------------

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board, is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments, products, services, geographical areas in which they operate and their major customers in annual and interim financial statements. The Company will adopt the new standard during the next fiscal year ending June 30, 1999. Reporting and disclosures under SFAS No. 131 are not expected to be materially different from reporting and disclosures made by the Company prior to the adoption of SFAS No. 131.

         Pensions and Other Post Retirement Benefits
         -------------------------------------------

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", issued by the Financial Accounting Standards Board is also effective for financial statements with fiscal years beginning after December 15, 1997. It revises employers' disclosure requirements for pensions and other postretirement benefits and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, SFAS No. 88, and SFAS No. 106 were issued. Adoption of SFAS No. 132 did not have an effect on the Company's financial position or results of operations.

         New Accounting Pronouncements
         -----------------------------

         The Financial Accounting Standards Board has established the following new pronouncements, none of which have (will) materially affect the
         Company: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities (effective for years beginning after June 15,
         2000)", SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of SFAS No. 65 (effective for fiscal quarters beginning after December 15, 1998)", SFAS No. 135, "Rescission of SFAS No. 75 and Technical Corrections (effective for

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         fiscal years ending after December 15, 1999)", SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable trust that Raises Contributions for Others (generally effective for financial statements issued for fiscal periods beginning after December 15,
         1999)", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133 - an amendment of SFAS No. 133 (effective June 1999)", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 (effective for years beginning after June 15, 2000)", SFAS No. 139, "Rescission of SFAS No. 53 and amendments to SFAS No. 63, 89, and 121 (effective for fiscal years beginning after December 15, 2000)" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacements of SFAS No. 125 (effective for certain disclosures for fiscal years ending after December 15, 2000)."

NOTE 2 - LONG-TERM DEBT

         Long-term debt consists of the following at June 30, 1998:

         Note payable to bank, collateralized by Parcel 1,
         interest and principal due monthly in installments of
         $4,377 at a variable rate of 2.5% above the bank's
         prime lending rate (an effective rate of 11% at June
         30, 1998). The note was due May 5, 1996. In
         September, 1996, the Company refinanced with the
         bank, with a final payment due in November, 1998. The
         note was repaid on February 1, 1999.                    $      237,478

         Note payable to bank, collateralized by Parcel 2,
         interest and principal due monthly in installments of
         $5,595 at a variable rate of 2.5% above the bank's
         prime lending rate (an effective rate of 11% at June
         30, 1998). The note was due May 5, 1996. In
         September, 1996, the Company refinanced with the
         bank, with a final payment due in November, 1998. The
         note was repaid on February 1, 1999.                           263,217

         Note payable to an individual, collateralized by
         Parcel 1 (Note 3), payable interest only, due monthly
         at 11% per annum, due on demand or June 30, 1998. The
         note was repaid on February 1, 1999.                            34,000

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 2 - LONG-TERM DEBT (continued)


         Subordinated note payable to a director and
         controlling shareholder, collateralized by Parcel 1,
         until February 1, 1999, thereafter unsecured,
         interest (7% per annum) and principal were due and
         payable on June 30, 1999. The note's maturity date
         has been extended until June 30, 2001.                         372,000

         Unsecured note payable to a director and controlling
         shareholder, interest (7% per annum) and principal
         due and payable on June 30, 1999. The note's maturity
         date has been extended until June 30, 2001.                  1,259,071

         Unsecured note payable to a director and controlling
         shareholder, interest (9% per annum) and principal
         due and payable on June 30, 1999. The note's maturity
         date has been extended until June 30, 2001.                    137,900
                                                                 ---------------
                                                                      2,303,666
         Less, current portion                                         (534,695)
                                                                 ---------------
                                                                 $    1,768,971
                                                                 ===============

         Maturities of long-term debt at June 30, 1998 are as follows:


                  Fiscal Year Ending June 30,
                  ---------------------------

                  1999                                           $      534,695
                  2000                                                        -
                  2001                                                1,768,971
                                                                 ---------------
                                                                 $    2,303,666
                                                                 ===============

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 3 - RELATED PARTY TRANSACTIONS

         During the years ended June 30, 1998 and 1997, fees of $5,385 and $1,000, respectively, were paid to an accounting firm which employs a member of the Board of Directors who is also the President's family member.

         During the years ended June 30, 1998 and 1997, fees of $182 and $978, respectively, were paid to a law firm which employs a former member of the Board of Directors.

         On June 16, 1993, the Company acquired two parcels of real property located in Loma Linda, California, from a director and controlling shareholder. In exchange for the property, the Company issued to the director 4,000,000 shares (100,000,000 pre-reverse split shares) of the Company's common stock. After the transfer, the director owned 4,142,772 shares (103,569,298 pre-reverse split shares) for a 94.5 percent ownership interest in the Company's voting securities. At the date of transfer, the Company recorded the property at the director's historical cost basis of $1,855,029.

         On June 30, 1995 the combined fair market value of the properties was ascertained to be $1,635,029. The land was written down $220,000 to its fair market value as of that date.

         In September, 1996, the combined fair market value of the properties was ascertained to be $1,065,000. The land was written down $570,029 to its fair market value as of that date. The write down of the land did not include any costs of disposal as the Company was still considering development of the property.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 4 - INCOME TAXES

         Deferred taxes consist of the following at June 30, 1998:

                 Deferred tax asset:
                   Net operating loss                           $      608,727
                   Valuation allowance                                (608,727)
                                                                ---------------
                      Net Deferred Taxes                        $            -
                                                                ===============


         The difference between the federal statutory tax rate of 34% and the Company's effective rate of 0% is the result of incurring net operating losses without current tax benefit for all years presented.

         Net operating loss carryforwards for federal and state income tax purposes at June 30, 1998 were approximately $1,591,500 and $764,900, respectively. These carryforwards expire beginning in 1998.

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

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

         The following summary presents a description of the methodologies and assumptions used to determine such amounts.

         Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgement, and therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates. Since the fair value is estimated at June 30, 1998, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

         The carrying amount of cash and cash equivalents is assumed to be its fair value because of the liquidity of the instruments. Accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of the notes payable to the bank and to a third party individual are assumed to be a reasonable estimate of fair value since the rates specified in the notes approximate current market rates. It was not practicable to estimate the fair value of the interest and notes payable to a director and controlling shareholder as payments on these obligations are not based on fixed payment terms.

NOTE 7-  COMMITMENTS AND CONTINGENCIES

         At June 30, 1998, the Company was contingently liable for guarantees of indebtedness owed by a director and controlling shareholder of $108,000. The fair value of this contingent liability was material to the Company's financial statements. On February 1, 1999, the Company paid $104,295 of indebtedness owed by the director and controlling shareholder in full satisfaction of these guarantees.

NOTE 8-  SUBSEQUENT EVENT

         On February 1, 1999, the Company sold the two parcels of land it held for development or sale in Loma Linda, California. Proceeds from the sale totaled $1,500,000, which consisted of cash of $765,913 and a note receivable from the buyer of $734,087. On June 16, 1993, the Company acquired the parcels from a director and controlling shareholder at a cost basis of $1,855,029. The properties were subsequently determined to be impaired and were written down $790,029 in prior years to their ascertained fair market value of $1,065,000 at June 30, 1998. A gain of approximately $428,000, recognized in connection with the disposition of the real estate, will be reflected in the Company's consolidated financial statements for the year ending June 30, 1999.

                  LIFE RESOURCES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 9-  YEAR 2000 COMPLIANCE

         During the year ended June 30, 1998, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The Company is also communicating with lenders, vendors and others with which it conducts business to help them identify and resolve the year 2000 issue.

         The total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position and will be expensed as incurred.

         If modifications and conversions by the Company and those with which it conducts business are completed in a timely manner, the year 2000 issue is not expected by management of the Company to have a material adverse effect on the Company's consolidated results of operations and financial position.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------  -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

A. IDENTIFICATION OF DIRECTORS. The following information is furnished concerning each director of the Registrant:


                                                               DATE ON WHICH
                                       POSITIONS                  DIRECTOR                 THE TERM
                                      AND OFFICES               CONTINUOUSLY              AS DIRECTOR
NAME                   AGE          WITH REGISTRANT             SERVED SINCE                EXPIRES
----                   ---          ---------------             ------------                -------
J. Robert West         69           Chairman of the
                                    Board of Directors                  (1)                      (2)
                                    and President                April 1970                June 1999

Mark L. Ashlock        40           None                         May 1995                  June 1999

Tad R. Callister       52           None                         May 1995                  June 1999

C. Rick Foster         48           None                         May 1993                  June 1999

Brad Hainsworth        64           None                         May 1995                  June 1999

Milton M. Miner        39           Secretary                    May 1995                  June 1999

Richard A. Pierce      51           None                         May 1995                  June 1999


         (1) J. Robert West was a director of Fidelity Capital Corporation, a California corporation, since its organization in January 1970. Subsequently, Fidelity Capital Corporation merged into the Registrant.

         (21)     Mark L. Ashlock, Tad R. Callister, Brad Hainsworth and Richard
                  A. Pierce resigned their directorships on February 1, 1999 to pursue other interests, both of a personal and professional nature.

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

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------  -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (continued)
         --------------------------------------------------------------

B. IDENTIFICATION OF EXECUTIVE OFFICERS. The following information is furnished concerning each executive officer of the Registrant and certain other significant personnel, as of June 30, 1998:


                                     POSITIONS              HELD POSITION         THE TERM
                                    AND OFFICES             CONTINUOUSLY          OF OFFICE
NAME                   AGE        WITH REGISTRANT              SINCE               EXPIRES
----                   ---        ---------------              -----               -------
J. Robert West         69         Chairman of the
                                  Board of Directors          April 1970           June 1999
                                  President                   May 1971             June 1999

Milton M. Miner        39         Secretary                   May 1993             June 1999



C. IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES. There are no employees of the Registrant.

D. FAMILY RELATIONSHIPS. Milton M. Miner is a member of J. Robert West's immediate family.

E. BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS. The following is a table indicating the business experience during the past five years of each director and executive officer and certain other significant personnel, including their principal occupations and employment during that period:

                                    PRINCIPAL OCCUPATION
                                       AND EMPLOYMENT
NAME                               DURING LAST FIVE YEARS
----                               ----------------------

J. Robert West            Chairman of the Board and President of Registrant;
                          Dermatologist

Mark L. Ashlock           CPA in private practice, resigned directorship on
                          February 1, 1999

Tad R. Callister          Attorney in private practice, resigned directorship on
                          February 1, 1999

C. Rick Foster            CPA in private practice

Brad Hainsworth           Professor of public relations at Brigham Young
                          University, resigned directorship on February 1, 1999

Milton M. Miner           CPA in private practice

Richard A. Pierce         Health care consultant in private practice, resigned
                          directorship on  February 1, 1999

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

         As of June 30, 1998, the Registrant did not have a Qualified or Unqualified Stock Option Plan for any officers, directors, or key employees to purchase the Registrants' $.01 par value common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         A. PRINCIPAL SECURITY HOLDERS. The following information is furnished as of June 30, 1998, as to the voting securities of the Registrant owned of record or beneficially by each person who owns of record, or is known by the Registrant to own beneficially more than 10% of its securities:

                                 TITLE OF CLASS       TYPE OF OWNERSHIP        SHARES OWNED       % OF CLASS

         J. Robert West              Common         Record and Beneficial        4,295,319          81.2%
         1540 Marion Road
         Redlands, CA  92374


         B. MANAGEMENT. The following information is furnished as to each class of equity securities of the Registrant beneficially owned directly or indirectly by all directors and officers of the Registrant as a group on June 30, 1998:

                                TITLE OF CLASS               AMOUNT BENEFICIALLY OWNED              % OF CLASS

                                     Common                             4,980,867                        94.1%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         Related transactions between the Registrant and J. Robert West, Chairman of the Board and President, are described in Item 1.

--------  ----------------------------------------------

         As of June 30, 1998 and 1997, the Company had loan balances outstanding to J. Robert West of $1,259,071 and $1,148,716, respectively. The loan balances bear interest at 7% per anum, with principal and interest due on June 30, 1999. The loan's maturity date has been extended until June 30, 2001.

         As of June 30, 1998 and 1997, the Company had a loan outstanding to J. Robert West of $372,000. The loan bears interest at 7% per annum, with principal and interest due and payable on June 30, 1999. The loan's maturity date has been extended until June 30, 2001.

         As of June 30, 1998 and 1997, the Company had a loan outstanding to J. Robert West of $137,900. The loan bears interest at 9% per annum, with principal and interest due and payable on June 30, 1999. The loan's maturity date has been extended until June 30, 2001.

         As of June 30, 1998 and 1997, the Company was contingently liable for guarantees of indebtedness owed by J. Robert West of $108,000. On February 1, 1999, the Company fully satisfied these guarantees by paying $104,295 of indebtedness owed by J. Robert West.

                                     PART IV
                                     -------

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
--------  ---------------------------------------

         A.       (1)      FINANCIAL STATEMENTS. The financial statements
                           required to be filed hereunder are listed on page 13 herein.

                  (2) Documents filed as part of this report include the following financial statement schedule:

                                                                        Page No.
                                                                        --------

                           III. Real Estate and Accumulated Depreciation    29

                  (3)      Exhibits

                           Exhibit Number          Description of Document
                           --------------          -----------------------

                                    3*             Articles of Incorporation and
                                                   bylaws

                                   27              Financial Data Schedule

                  (4)      Reports on Form 8-K

                           None.

                  *Incorporated by reference to the Life Resources Incorporated 1975 form 10-K.


                                                            EXHIBIT 27
                                                            ----------

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
 Land           Bank
              $539,209

              Billy Simmons
              $34,000

              J. Robert West
              $372,000



Note to
 Schedule III

Balance at
 June 30, 1996                                               1,065,000
                    Acquisitions                                     0
                    Deductions                                       0
                    Write Down of Land                               0
                                                          -------------

Balance at
 June 30, 1997                                               1,065,000
                    Acquisitions                                     0
                    Deductions                                       0
                    Write Down of Land                               0
                                                          -------------

Balance at
  June 30, 1998                                           $  1,065,000
                                                          =============


                                                                     (continued)

 Accumulated     Date of          Date      Depreciation/
Depreciation   Construction      Acquired         Life
-------------  --------------    --------    --------------
     $0             None       June 16, 1993       N/A


NOTE:  NO OTHER FINANCIAL STATEMENT SCHEDULES ARE REQUIRED TO BE PRESENTED.

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


                           LIFE RESOURCES INCORPORATED
                           ---------------------------
                                  (Registrant)




By /s/ J. Robert West
   ------------------------------------------
     J. Robert West
     Chairman of the Board and President

Date:  December 28, 2000



By /s/ Milton M. Miner
   -------------------------------------
     Milton M. Miner
     Secretary


Date:  December 28, 2000